Form 10-Q
period 1995-03-31
WENDT BRISTOL HEALTH SERVICES CORP
filed 1995-05-15
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------


For Quarter Ended March 31, 1995                  Commission file number 0-11656

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION

A Delaware Corporation                                     I.R.S. No. 22-1807533

              Two Nationwide Plaza, Suite 760, Columbus, Ohio 43215

                    Registrant's Telephone No. (614) 221-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  /x/      No  / /

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         EACH OF THE FOLLOWING CLASSES ARE REGISTERED ON THE AMERICAN STOCK EXCHANGE.


         Class                                   Outstanding at April 30, 1995
         -----                                   -----------------------------
Common Stock, par value                                   6,219,758
  $.01 per share

Common Stock Purchase Warrants                              414,538 (1)


(1) Upon exercise, represents 1,139,980 shares of The Wendt-Bristol Health Services Corporation.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
              FORM 10-Q        FOR THE QUARTER ENDED MARCH 31, 1995

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                                    I N D E X

         Part I                                                                             PAGE NO.
         ------                                                                             --------
         Financial Statements:

              Consolidated Balance Sheets - December 31, 1994 and
              March 31, 1995 (Unaudited)                                                      3-4

              Consolidated Statements of Operations (Unaudited)
              Three Months Ended March 31, 1995 and 1994                                       5

              Consolidated Statements of Cash Flow (Unaudited)
              Three Months Ended March 31, 1995 and 1994                                      6-7

              Notes to Consolidated Financial Statements                                      8-9

              Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                      10-12


         Part II
         -------

              Other Information                                                               13

              Signatures                                                                      13

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
             FORM 10-Q        FOR THE QUARTER ENDED MARCH 31, 1995

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   AS AT MARCH 31, 1995 AND DECEMBER 31, 1994

                                     ASSETS


                                                          March 31         December 31
                                                            1995              1994
                                                         -----------       -----------
                                                         (Unaudited)
Current assets:
   Cash                                                  $    81,695       $   182,042
                                                         -----------       -----------
   Restricted cash                                           245,313           407,616
                                                         -----------       -----------
   Receivables:
      Trade, net of allowance for doubtful
         accounts of $259,000 (March)
         and $ 250,000 (December)                          1,118,244           926,085
      Notes receivable                                        56,468            80,710
      Miscellaneous                                        1,701,389         3,380,655
                                                         -----------       -----------
                                                           2,876,101         4,387,450

   Inventories                                               455,945           586,395
   Prepaid expenses and other                                516,275           663,590
                                                         -----------       -----------
      Total current assets                                 4,175,329         6,227,093
                                                         -----------       -----------
Property, plant and equipment                             18,888,820        19,259,407
   Less: Accumulated depreciation and
      amortization                                        (5,107,167)       (4,974,847)
                                                         -----------       -----------
                                                          13,781,653        14,284,560
                                                         -----------       -----------
Investments and other assets:
   Investment in preferred stock, at cost                    -               3,000,000
   Notes and other receivables, net of current portion       635,099           644,084
   Notes receivable from officers, employees and
      related parties, net of amounts payable                807,746           242,112
   Life insurance premiums receivable                        322,501           300,789
   Excess of cost over assets of businesses
      and subsidiaries acquired, less amortization           503,986           507,540
   Deferred charges                                          911,502           871,162
   Other assets                                              180,992           430,701
                                                         -----------       -----------
      Total investments and other assets                   3,361,826         5,996,388
                                                         -----------       -----------
                                                         $21,318,808       $26,508,041
                                                         ===========       ===========

                                  (Continued)

The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
             FORM 10-Q        FOR THE QUARTER ENDED MARCH 31, 1995

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                               AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Continued)

                   AS AT MARCH 31, 1995 AND DECEMBER 31, 1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       March 31         December 31
                                                         1995              1994
                                                      -----------       -----------
                                                      (Unaudited)
Current liabilities:
   Securitization program advances                    $   200,000       $   478,500
   Accounts payable                                     2,685,402         3,003,115
   Accrued expenses and other liabilities:
      Salaries and wages                                  397,761           356,238
      Taxes, other than federal income taxes            1,040,958           981,895
      Interest                                             93,440           117,046
      Other                                             1,310,334         1,753,861
   Long-term obligations classified as current          2,632,390         3,451,989
   Federal income taxes payable                           276,000           320,000
                                                      -----------       -----------
      Total current liabilities                         8,636,285        10,462,644

Long-term obligations, less amounts classified
   as current                                           7,744,800         7,964,568
                                                      -----------       -----------
      Total liabilities                                16,381,085        18,427,212
                                                      -----------       -----------
Minority interests                                        267,185           881,282
                                                      -----------       -----------
Stockholders' equity:
   Common stock: $.01 par;
      authorized: 12,000,000 shares;
      issued: 8,243,480 shares (March)
      and 8,240,730 (December)                             82,435            82,407
   Capital in excess of par                            10,274,974        10,311,509
   Retained earnings (deficit)                         (3,144,855)       (3,089,543)
                                                      -----------       -----------
                                                        7,212,554         7,304,373
   Treasury stock, at cost, 2,023,722 shares (March)
      and 45,486 shares (December)                     (2,542,016)         (104,826)
                                                      -----------       -----------
         Total stockholders' equity                     4,670,538         7,199,547
                                                      -----------       -----------
                                                      $21,318,808       $26,508,041
                                                      ===========       ===========


The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
            FORM 10-Q          FOR THE QUARTER ENDED MARCH 31, 1995

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (UNAUDITED)


                                                            Three Months ended March 31,
                                                            -----------------------------
                                                               1995               1994
                                                            ----------         ----------
Revenues:
   Net sales                                                $  676,647         $  911,067
   Service income                                            4,536,382          3,818,474
                                                            ----------         ----------
                                                             5,213,029          4,729,541
                                                            ----------         ----------
Costs and expenses:
   Cost of sales                                               491,058            646,169
   Selling, general and administrative
      expenses, net                                          4,190,555          3,599,548
                                                            ----------         ----------
                                                             4,681,613          4,245,717
                                                            ----------         ----------
Operating income before depreciation                           531,416            483,824

Depreciation                                                   305,208            283,935
                                                            ----------         ----------
Operating income                                               226,208            199,889
                                                            ----------         ----------
Other income (expense):
   Minority interests in (earnings) losses, net                  1,178             (4,538)
   Interest expense                                           (305,494)          (311,120)
   Gain on sale of stock of subsidiaries                       -                   43,608
   Gain on sale of investments                                 -                   92,498
   Other, net                                                   22,796             86,676
                                                            ----------         ----------
                                                              (281,520)           (92,876)
                                                            ----------         ----------
Income (loss)  before income taxes                             (55,312)           107,013

Income tax provision                                           -                  (54,000)
                                                            ----------         ----------
Net income (loss)                                           $  (55,312)        $   53,013
                                                            ==========         ==========



Income (loss) per common share                              $    (0.01)        $     0.01
                                                            ==========         ==========
Weighted average shares outstanding                          7,551,805          8,141,796
                                                            ==========         ==========




The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
           FORM 10-Q          FOR THE QUARTER ENDED MARCH 31, 1995

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (UNAUDITED)


                                                                                  Three Months ended March 31,
                                                                                -------------------------------
                                                                                    1995               1994
                                                                                ------------         ----------
 Cash flows from operating activities:

    Net income (loss)                                                           $    (55,312)        $   53,013
                                                                                ------------         ----------
    Adjustments required to reconcile net income
       to net cash provided by operating activities:
          Amortization, depreciation and other, net                                  308,762            290,307
          Gain on sale of stock of subsidiary                                         -                 (43,608)
          Minority interest in earnings of consolidated subsidiaries                  (1,178)             4,538
          Changes in assets and liabilities, exclusive of
              assets sold (Note 4):
             Receivables                                                            (217,561)           418,727
             Merchandise inventories                                                   3,747              8,277
             Prepaid expenses and other current assets                               118,806            (27,670)
             Accounts payable                                                       (269,089)           (68,613)
             Accrued expenses and other liabilities                                 (253,806)           (22,329)
             Federal income taxes payable                                            (44,000)            50,000
             Deferred charges and other                                              (31,413)            11,217
                                                                                ------------         ----------
    Total adjustments                                                               (385,732)           620,846
                                                                                ------------         ----------
 Net cash provided by (used in) operating activities                                (441,044)           673,859
                                                                                ------------         ----------
 Cash flows from investing activities:
    Decrease in notes receivable                                                      33,227             33,552
    Collection of miscellaneous receivable                                         1,700,000            -
    Receipts from (advances to) related parties
       and former affiliates, net                                                    (68,333)           (21,789)
    Utilization of or (deposit to) restricted cash                                   162,303             (2,400)
    Capital expenditures                                                             (42,383)          (111,039)
                                                                                ------------         ----------
 Net cash provided by (used in) investing activities                               1,784,814           (101,676)
                                                                                ------------         ----------
 Cash flows from financing activities:
    Termination distribution to real estate limited partners                        (130,000)           -
    Other distributions to limited partners, net                                     -                   (4,500)
    Proceeds from stock offering of subsidiary                                       -                  102,397
    Proceeds from warrants exercised                                                   3,750            -
    Principal payments of long-term obligations                                   (1,039,367)          (271,011)
    Net payments to securitization program                                          (278,500)          (350,000)
                                                                                ------------         ----------
 Net cash used in financing activities                                            (1,444,117)          (523,114)
                                                                                ------------         ----------
 Net increase (decrease) in cash                                                    (100,347)            49,069

 Cash at beginning of period                                                         182,042            309,820
                                                                                ------------         ----------
 Cash at end of period                                                          $     81,695         $  358,889
                                                                                ============         ==========

                                 (Continued)

 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
           FORM 10-Q          FOR THE QUARTER ENDED MARCH 31, 1995

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                   (UNAUDITED)


                                                                                  Three Months ended March 31,
                                                                                -------------------------------
                                                                                   1995                 1994
                                                                                ------------         ----------
 Supplemental disclosures of cash flow information
    Cash paid during the three months for:
       Interest                                                                 $    329,100         $  327,262
       Income taxes                                                             $     44,000         $    1,600

 Supplemental disclosures of noncash
 investing and financing activity:
    A subsidiary of the Company has reached an agreement in
    principle to sell the operating assets, net of associated liabilities to a related party in exchange for an interest bearing note. (Note 4)
       Increase in notes receivable from officers, employees
          and related parties, net of amounts payable:
             Note arising in transaction                                        $    574,949
             Other                                                                   (55,936)
       Decrease in accounts payable                                                   48,624
       Decrease in accrued expenses and other liabilities                             83,006
       Decrease in trade and miscellaneous receivables                                (4,668)
       Decrease in inventories                                                      (126,703)
       Decrease in prepaid expenses and other current assets                         (38,409)
       Decrease in property, plant and equipment, net                               (240,079)
       Decrease in deferred charges                                                     (500)
       Decrease in other assets                                                     (240,284)

    Common stock of the Company (2,000,000 shares) and common
    stock of a subsidiary (300,000 shares) were exchanged for 30,000 shares of preferred stock, par value $100 per share, owned by the
    Company in Life Holdings, Inc.
       Decrease in investment in preferred stock, at cost                       $ (3,000,000)
       Decrease in minority interests                                                512,653
       Increase in treasury stock                                                  2,487,347

    A partnership, of which a subsidiary of the Company is the managing general partner, refinanced a mortgage on its Diagnostic and Radiology Center building and has capitalized certain costs relating to the transaction.
       Increase in deferred charges                                                                  $    9,735
       Increase in long-term obligations                                                                 (9,735)

    A subsidiary of the Company incurred costs for the construction of an Alzheimer's and related disorders facility with draws against a HUD-insured financing agreement.
       Increase in property, plant and equipment                                                     $  424,500
       Increase in long-term obligations                                                               (424,500)

 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
             FORM 10-Q          FOR THE QUARTER ENDED MARCH 31, 1995

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  MANAGEMENT'S REPRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal adjustments and recurring accruals) necessary to present fairly The Wendt-Bristol Health Services Corporation ("Wendt-Bristol" or "Company") and subsidiaries consolidated financial position as at March 31, 1995 and December 31, 1994 and the consolidated results of its operations for the three months ended March 31, 1995 and 1994 as well as the cash flows for the respective three months. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Wendt-Bristol Annual Report filed as Form 10-K for the year ended December 31, 1994, which is hereby incorporated by reference.

2.  INCOME TAXES

Effective January 1, 1992, the Company implemented the provisions of SFAS No. 109, which modified the requirements of previously issued SFAS No. 96. As a result, the Company recorded a deferred tax liability, a deferred tax asset and a valuation allowance against the deferred tax assets, resulting in a net deferred tax asset of $94,860 at December 31, 1994. The first quarter expense for income taxes consists of the following:


                                            Three months ended March 31,
                                            ----------------------------
                                               1995             1994
                                            ------------    ------------
Federal Income Taxes:
   Current expense                          $        -      $   55,000
   Deferred benefit                                  -          (5,000)

State and local taxes:
  Current expense                                    -           4,000
                                                            ----------
Total tax expense                           $        -      $   54,000
                                                            ==========

Through December, 1992 the Wendt-Bristol Diagnostics Company, ("WBDC") was a wholly-owned subsidiary of the Company. As such it was included in the consolidated Federal income tax return of the Company. Ownership of WBDC has been reduced to less than 80% as a result of sales of its common stock by the Company; therefore, WBDC can no longer be included in the Company's consolidated tax returns. WBDC has been required to file separate returns since

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
             FORM 10-Q          FOR THE QUARTER ENDED MARCH 31, 1995

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  INCOME TAXES CONT'D.

January 1, 1993. On a separate return basis there is no WBDC tax provision required for the three months ended March 31, 1995 while a provision of approximately $53,200 was recorded for the three months ended March 31, 1994. At March 31, 1995, subsequent to the acquisition of 300,000 shares of WBDC as indicated below, the Company owned 79.3% of WBDC.

3.  STOCKHOLDERS' EQUITY

Reference is hereby made to Note 14 of the Company's Annual Report and Form 10-K for the year ended December 31, 1994 concerning the March 1995 sale of its investment in Preferred Stock in exchange for two million shares of the Company's common stock and three hundred thousand shares of common stock of Wendt-Bristol Diagnostics Company.

At March 31, 1995 there were 414,538 Common Stock purchase warrants outstanding, exercisable at $3.75 per warrant. Each warrant, upon exercise, provides two and three quarters (2 3/4) shares of the Company's common stock and a Series II warrant (issuable upon completion of appropriate Securities and Exchange Commission filings) exercisable for two shares at $3.00/share. The Warrants' expiration dates, as amended by the Board of Directors in April 1995, are May 1, 1996 for the initial Warrant and May 1, 1997 for the Series II Warrants. There were 1,000 warrants exercised during the three months ended March 31, 1995.

Earnings per share were computed using the weighted average number of shares outstanding (net of Treasury shares) during each period. The common stock equivalents (warrants and options) are anti-dilutive, thereby yielding similar primary and fully diluted per share amounts.

4.  SALE OF ASSETS OF SUBSIDIARY

The Company has reached an agreement in principle with MHK Corp., a company owned by certain of its officers and directors, for the sale, effective January 1, 1995, of the operating assets of a subsidiary's retail liquor store and two lounges in Palm Beach County, Florida. Terms of the sale include a purchase price equivalent to the net book value of the assets (no gain or loss to be recognized) which at January 1, 1995 was approximately $575,000, as adjusted for certain 1995 transactions. An interest-bearing 9% note will be executed providing for interest only for the first year and level payments thereafter.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
             FORM 10-Q          FOR THE QUARTER ENDED MARCH 31, 1995

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: REFERENCE SHOULD BE MADE TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS HEREIN.

FINANCIAL CONDITION

Management believes that the Company's financial condition has been strengthened through the concentration of efforts to develop its Health Care Services business. As a result of the emphasis on health services, rather than manufacture or distribution, Management believes that the Company has established a focused growth plan that is evidenced by the increase in operating earnings for the first quarter, exclusive of the new Alzheimer's Center, before interest, depreciation and other items from $483,824 (1994) to $609,678 (1995). It should be noted that the 1995 quarter included the results of the Alzheimer's and related disorders facility in Columbus, Ohio which opened in October 1994. As to be expected with any startup of a business, this special-needs nursing facility had initial costs that had to be absorbed approximating $300,000 in 1994 and $190,000 in the first quarter of 1995. However, occupancy in the first quarter of 1995 reached approximately 90%, with the expectation of reaching capacity in the second quarter, for which results will now favorably impact the Company's expansion, profit and cash flows.

In addition to the aforementioned, the mortgage on the Company's New Jersey property related to its former manufacturing division (approximate balance at March 31, 1995 of $1,727,000) had been classified as current due to a balloon payment due in October, 1995. However, Management believes, based upon preliminary discussions, that it will achieve either an extension or refinancing of the existing mortgage.

Working capital decreased approximately $225,000 during the three months declined approximately $2,052,000, primarily as a result of the collection of approximately $1,700,000 of other receivables, current liabilities declined approximately $1,826,000. The decline in current liabilities consisted mostly of a decrease in the current portion of long-term debt of approximately $820,000, with other substantial decreases in securitization program advances ($279,000), accounts payable($318,000), and other liabilities($444,000). ended March 31, 1995. While current assets declined approximately $2,052,000, primarily as a result of the collection of approximately $1,700,000 of other receivables, current liabilities declined approximately $1,826,000. The decline in current liabilities consisted mostly of a decrease in the current portion of long-term debt of approximately $820,000, with other substantial decreases in securitization program advances ($279,000), accounts payable($318,000), and other liabilities($444,000).

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
             FORM 10-Q          FOR THE QUARTER ENDED MARCH 31, 1995

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

During the initial stage of the startup of the Alzheimer's Center, the Company has experienced the expected adverse cash impact as a result of the need for staffing at disproportionate levels during the period of orderly introduction of patients to the facility as well as the expected processing delays attributable to Medicaid reimbursement. However, as indicated above, the facility has achieved approximately 90% occupancy in the first quarter of 1995 and therefore is projected to be a contributor of both cash and profits to the Company in 1995.

The Company is obtaining additional imaging techniques such as angiography and fluoroscopy, during 1995, at the Diagnostic and Radiology Center operated by a limited partnership of which a subsidiary is general partner. The costs of such additional equipment, approximately $800,000, will be financed through the Partnership by respective vendor programs.

Additionally, management is currently reviewing its existing financing in order to secure a payment schedule that can be modified to provide a less aggressive timeframe for repayment of its debt. Examples are the mortgage on its New Jersey facility (leased to the buyer of its former manufacturing division) which has a balloon payment due in October, 1995 as well as the obligations related to its "state of the art" high-technology equipment which retains high value. Management believes the Company has collateral values that will enable cost savings as well as reduced debt service. It should also be noted that despite having experienced cash flow difficulties from time to time, as in the circumstances indicated above, the Company has diligently strived to maintain good working relationships with its vendors and landlords.

Management further believes the present resources available and anticipated through profitable operations will meet anticipated requirements for financing the growth of the business. There are no further material commitments for capital expenditures.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
             FORM 10-Q          FOR THE QUARTER ENDED MARCH 31, 1995

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS 1995-1994

Consolidated revenues from operations for the three months ended March 31, 1995 increased approximately $483,000 over the same period in 1994. Net sales decreased approximately $234,000, due mostly to the disposition of the liquor operations effective as of January 1, 1995 (see Note 4), while service revenues increased approximately $718,000 over 1994. The newly opened Alzheimer's Center contributed approximately $511,000 of the increase, while revenues at the Diagnostics Center increased approximately $181,000 over the same period in 1994.

Cost of sales for the three months ended March 31, 1995 declined approximately $155,000 as compared to 1994, primarily from the disposition of the liquor operations. Gross margin of 27.4% in 1995 compared to 29.1% in 1994; the 1995 margin, exclusive of the effects of contractual allowances associated to DME sales, was 29.6%.

Selling, general, and adminstrative expenses increased approximately $591,000 in 1995 over the same period in 1994, mostly attributable to $589,000 of additional expenses from the newly- opened Alzheimer's Center, with slight expense increases at other operations offset by a decrease in expenses from the disposal of the retail liquor operations.

Operating income for the quarter increased approximately $26,000 or 13.2% for 1995 as compared to 1994. Excluding the Alzheimer's Center, operating income increased approximately $130,000 or 65.2% for the three months ended March 31, 1995 as compared to 1994.

Interest expense decreased approximately $6,000 for the three months ended March 31, 1995 as compared to the same period in 1994.

Earnings before income taxes, exclusive of the results of the newly-opened Alzheimer's facility, were $63,300 in the March 1995 quarter as compared to $107,000 in the March 1994 quarter. However, 1994 results included non-recurring profits of $136,000 from the sales of stock of a subsidiary and a stock investment.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
             FORM 10-Q          FOR THE QUARTER ENDED MARCH 31, 1995

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K - Reference is hereby made to the Company's Form 8-K dated March 2, 1995 concerning the sale of the Company's investment in Preferred Stock of Life Holdings, Inc.

                              --------------------------------
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE WENDT-BRISTOL HEALTH SERVICES CORPORATION (Registrant)

         May 12, 1995               By:     /s/ Sheldon A. Gold
                                            -------------------
                                            Sheldon A. Gold
                                            President
                                            (Principal Executive, Financial and
                                             Accounting Officer)

         May 12, 1995               By:      /s/ Charles R. Cicerchi
                                             -----------------------
                                             Charles R. Cicerchi
                                             Vice-President, Finance