Form 10-Q
period 1995-06-30
WENDT BRISTOL HEALTH SERVICES CORP
filed 1995-08-14
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                         ------------------------------

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------

      For Quarter Ended June 30, 1995       Commission file number 0-11656


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


                              Yes  X    No
                                  ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

EACH OF THE FOLLOWING CLASSES ARE REGISTERED ON THE AMERICAN STOCK EXCHANGE.

                          Class                   Outstanding at July 31, 1995
                          -----                   ----------------------------
                 Common Stock, par value                  6,219,758
                   $.01 per share

                 Common Stock Purchase Warrants             414,538 (1)


                 (1) Upon exercise, represents 1,139,980 shares of The Wendt-Bristol Health Services Corporation.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q     FOR THE QUARTER ENDED JUNE 30, 1995

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES




                                   I N D E X



         Part I                                                                                     Page No.
         ------                                                                                     --------
         Financial Statements:

                    Consolidated Balance Sheets - December 31, 1994 and
                    June 30, 1995 (Unaudited)                                                          3-4

                    Consolidated Statements of Operations (Unaudited)
                    Three and Six Months Ended June 30, 1995 and 1994                                   5
                    Consolidated Statements of Cash Flow (Unaudited)
                    Six Months Ended June 30, 1995 and 1994
                                                                                                       6-7
                    Notes to Consolidated Financial Statements
                                                                                                       8-10
                    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
                                                                                                      11-13

         Part II
         -------
                    Other Information                                                                   14

                    Signatures                                                                          14

Exhibits:
                    Exhibit 27 EDGAR Financial Data Schedule                                            15

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q     FOR THE QUARTER ENDED JUNE 30, 1995

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   AS AT JUNE 30, 1995 AND DECEMBER 31, 1994

                                     ASSETS


                                                                  June 30              December 31
                                                                   1995                   1994
                                                               -----------            ------------
                                                               (Unaudited)
Current assets:
   Cash                                                        $    45,475             $   182,042
                                                               -----------             -----------
   Restricted cash                                                 160,548                 407,616
                                                               -----------             -----------

   Receivables:
      Trade, net of allowance for doubtful
         accounts of $262,000 (June)
         and $ 250,000 (December)                                1,204,134                 926,085
      Notes receivable                                             249,915                  80,710
      Miscellaneous                                              1,697,371               3,380,655
                                                               -----------             -----------
                                                                 3,151,420               4,387,450

   Inventories                                                     493,130                 586,395
   Prepaid expenses and other                                      514,015                 663,590
                                                               -----------             -----------
      Total current assets                                       4,364,588               6,227,093
                                                               -----------             -----------

Property, plant and equipment                                   19,081,530              19,259,407
   Less: Accumulated depreciation and
      amortization                                              (5,383,790)             (4,974,847)
                                                               -----------             -----------
                                                                13,697,740              14,284,560
                                                               -----------             -----------
Investments and other assets:
   Investment in preferred stock, at cost                            -                   3,000,000
   Notes and other receivables, net of current portion             416,628                 644,084
   Notes receivable from officers, employees and
      related parties, net of amounts payable                      835,203                 242,112
   Life insurance premiums receivable                              348,798                 300,789
   Excess of cost over assets of businesses
      and subsidiaries acquired, less amortization                 500,433                 507,540
   Deferred charges                                                944,289                 871,162
   Other assets                                                    180,088                 430,701
                                                               -----------             -----------
      Total investments and other assets                         3,225,439               5,996,388
                                                               -----------             -----------
                                                               $21,287,767             $26,508,041
                                                               ===========             ===========

                                  (Continued)

The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
              FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1995

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Continued)

                   AS AT JUNE 30, 1995 AND DECEMBER 31, 1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  June 30              December 31
                                                                   1995                   1994
                                                               -----------            ------------
                                                               (Unaudited)
Current liabilities:
   Securitization program advances                             $   300,000             $   478,500
   Accounts payable                                              2,422,919               3,003,115
   Accrued expenses and other liabilities:
      Salaries and wages                                           360,069                 356,238
      Taxes, other than federal income taxes                     1,197,053                 981,895
      Interest                                                      91,021                 117,046
      Other                                                      1,387,069               1,753,861
   Long-term obligations classified as current                   2,622,602               3,451,989
   Federal income taxes payable                                    179,000                 320,000
                                                               -----------             -----------
      Total current liabilities                                  8,559,733              10,462,644
Long-term obligations, less amounts classified
   as current                                                    7,684,458               7,964,568
                                                               -----------             -----------

      Total liabilities                                         16,244,191              18,427,212
                                                               -----------             -----------

Minority interests                                                 278,858                 881,282
                                                               -----------             -----------

Stockholders' equity:
   Common stock: $.01 par;
      authorized: 12,000,000 shares;
      issued: 8,243,480 shares (June)
      and 8,240,730 (December)                                      82,435                  82,407
   Capital in excess of par                                     10,274,974              10,311,509
   Retained earnings (deficit)                                  (3,050,675)             (3,089,543)
                                                               -----------             -----------
                                                                 7,306,734               7,304,373
   Treasury stock, at cost, 2,023,722 shares (June)
      and 45,486 shares (December)                              (2,542,016)               (104,826)
                                                               -----------             -----------
         Total stockholders' equity                              4,764,718               7,199,547
                                                               -----------             -----------
                                                               $21,287,767             $26,508,041
                                                               ===========             ===========


The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
             FORM 10-Q         FOR THE QUARTER ENDED JUNE 30, 1995

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (UNAUDITED)

                                                        Six Months Ended          Three Months Ended
                                                             June 30                    June 30
                                                   ------------------------    -----------------------
                                                       1995         1994          1995         1994
                                                   -----------   ----------    ----------   ----------
Revenues:
   Net sales                                       $ 1,351,992   $1,818,355    $  675,345   $  907,288
   Service income                                    9,268,790    7,802,353     4,732,408    3,983,879
                                                   -----------   ----------    ----------   ----------
                                                    10,620,782    9,620,708     5,407,753    4,891,167
                                                   -----------   ----------    ----------   ----------
Costs and expenses:
   Cost of sales                                       920,605    1,258,039       429,547      611,870
   Selling, general and administrative
      expenses, net                                  8,461,234    7,228,065     4,270,679    3,628,517
                                                   -----------   ----------    ----------   ----------
                                                     9,381,839    8,486,104     4,700,226    4,240,387
                                                   -----------   ----------    ----------   ----------

Operating income before depreciation                 1,238,943    1,134,604       707,527      650,780

Depreciation                                           581,828      569,762       276,620      285,827
                                                   -----------   ----------    ----------   ----------

Operating income                                       657,115      564,842       430,907      364,953
                                                   -----------   ----------    ----------   ----------

Other income (expense):
   Minority interests in (earnings) losses, net         (9,782)       4,008       (10,960)       8,546
   Interest expense                                   (600,048)    (635,160)     (294,554)    (324,040)
   Gain on sale of stock of subsidiaries                 -           46,744         -            3,136
   Gain on sale of investments                           -           92,498         -            -
   Other, net                                           36,583      120,523        13,787       33,847
                                                   -----------   ----------    ----------   ----------
                                                      (573,247)    (371,387)     (291,727)    (278,511)
                                                   -----------   ----------    ----------   ----------

Income before income taxes                              83,868      193,455       139,180       86,442

Income tax provision                                   (45,000)    (108,000)      (45,000)     (54,000)
                                                   -----------   ----------    ----------   ----------

Net income                                         $    38,868   $   85,455    $   94,180   $   32,442
                                                   ===========   ==========    ==========   ==========



Income per common share                            $      0.01   $     0.01    $     0.02   $  -
                                                   ===========   ==========    ==========   ==========

Weighted average shares outstanding                  6,882,102    8,141,796     6,219,758    8,141,796
                                                   ===========   ==========    ==========   ==========






The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
              FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1995

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994



                                                                               1995                  1994
                                                                           ------------          ------------
Cash flows from operating activities:

   Net income                                                              $    38,868             $  85,455
                                                                           -----------             ---------
   Adjustments required to reconcile net income
       to net cash provided by operating activities:
          Amortization, depreciation and other, net                            588,935               582,505
          Loss on sale of property, plant & equipment                            -                       214
          Gain on sale of stock of subsidiary                                    -                   (46,744)
          Minority interest in earnings of consolidated subsidiaries             9,782                (4,008)
          Changes in assets and liabilities, exclusive of
           assets sold (Note 4):
             Receivables                                                      (299,433)              152,049
             Merchandise inventories                                           (33,438)               56,580
             Prepaid expenses and other current assets                         166,182               (61,502)
             Accounts payable                                                 (409,862)              (57,482)
             Accrued expenses and other liabilities                            (40,374)             (260,106)
             Federal income taxes payable                                     (141,000)              100,000
             Deferred charges and other                                        (63,283)               89,055
                                                                           -----------             ---------
   Total adjustments                                                          (222,491)              550,561
                                                                           -----------             ---------
Net cash provided by (used in) operating activities                           (183,623)              636,016
                                                                           -----------             ---------
Cash flows from investing activities:
   Proceeds from sale of property, plant & equipment                             -                    35,050
   Decrease or (increase) in notes receivable                                   58,251               (61,469)
   Collection of miscellaneous receivable                                    1,700,000                 -
   Receipts from (advances to) related parties
       and former affiliates, net                                             (122,087)              (43,959)
   Utilization of or (deposit to) restricted cash                              247,068                (5,090)
   Capital expenditures                                                       (235,103)             (211,335)
                                                                           -----------             ---------
Net cash provided by (used in) investing activities                          1,648,129              (286,803)
                                                                           -----------             ---------
Cash flows from financing activities:
   Termination distribution to real estate limited partners                   (150,000)                -
   Other distributions to limited partners, net                                  -                  (138,189)
   Proceeds from stock offering of subsidiary                                    -                   156,397
   Proceeds from warrants exercised                                              3,750                 -
   Principal payments of long-term obligations                              (1,276,323)             (500,437)
   Net advances from or (payments to) securitization program                  (178,500)               28,500
                                                                           -----------             ---------
Net cash used in financing activities                                       (1,601,073)             (453,729)
                                                                           -----------             ---------
Net decrease in cash                                                          (136,567)             (104,516)

Cash at beginning of period                                                    182,042               309,820
                                                                           -----------             ---------
Cash at end of period                                                      $    45,475             $ 205,304
                                                                           ===========             =========

                                  (Continued)

The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                      FORM 10-Q      FOR THE QUARTER ENDED
                                 JUNE 30, 1995

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (UNAUDITED)


                                                                                               1995                 1994
                                                                                           ------------         ------------
Supplemental disclosures of cash flow information
   Cash paid during the six months for:
       Interest                                                                            $   626,073            $ 669,039
       Income taxes                                                                        $   178,705            $  21,656

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
       Decrease in investment in preferred stock, at cost                                  $(3,000,000)
       Decrease in minority interests                                                          512,653
       Increase in treasury stock                                                            2,487,347

   A partnership, of which a subsidiary of the Company is the managing general partner, refinanced a mortgage on its Diagnostic and Radiology Center building and has capitalized certain costs relating to the transaction.
       Increase in deferred charges                                                                               $   9,735
       Increase in long-term obligations                                                                             (9,735)

   A subsidiary of the Company incurred costs for the construction of an Alzheimer's and related disorders facility with draws against a HUD-insured financing agreement.
       Increase in prepaid expenses and other current assets                               $    45,116            $   -
       Increase in property, plant and equipment                                                 -                  997,594
       Decrease in accounts payable                                                            121,710                -
       Increase in long-term obligations                                                      (166,826)            (997,594)

The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q     FOR THE QUARTER ENDED JUNE 30, 1995

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  MANAGEMENT'S REPRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal adjustments and recurring accruals) necessary to present fairly The Wendt-Bristol Health Services Corporation ("Wendt-Bristol" or "Company") and subsidiaries consolidated financial position as at June 30, 1995 and December 31, 1994 and the consolidated results of its operations for the three and six months ended June 30, 1995 and 1994 as well as the cash flows for the respective six months. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Wendt-Bristol Annual Report filed as Form 10-K for the year ended December 31, 1994, which is hereby incorporated by reference.



2.  INCOME TAXES

         Effective January 1, 1992, the Company implemented the provisions of SFAS No. 109, which modified the requirements of previously issued SFAS No. 96. As a result, the Company recorded a deferred tax liability, a deferred tax asset and a valuation allowance against the deferred tax assets, resulting in a net deferred tax asset of $94,860 at December 31, 1994. The expense for income taxes consists of the following:

                                        Six months ended                 Three months ended
                                            June 30,                          June 30,
                                    --------------------------       ---------------------------
                                       1995             1994            1995             1994
                                    ----------       ---------       ------------    -----------
         Federal Income Taxes:
             Current expense         $35,000         $100,000           $35,000         $50,000

         State and local taxes:
             Current expense          10,000            8,000            10,000           4,000
                                     -------         --------           -------         -------
         Total tax expense           $45,000         $108,000           $45,000         $54,000
                                     =======         ========           =======         =======

         Through December, 1992 the Wendt-Bristol Diagnostics Company, ("WBDC") was a wholly-owned indirect subsidiary of the Company. As such it was included in the consolidated Federal income tax return of the Company. Ownership of WBDC has been reduced to less than 80% as a result of sales of its common stock by the Company; therefore, WBDC can no longer be included in the Company's consolidated tax returns. WBDC has been required to file separate

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q     FOR THE QUARTER ENDED JUNE 30, 1995

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  INCOME TAXES CONT'D.

         returns since January 1, 1993. On a separate return basis the WBDC tax provision for both the three months and six months ended June 30, 1995 that is included above is approximately $35,000; the tax provision for the three and six months ended June 30, 1994 is approximately $50,000 and $100,000 respectively. At June 30, 1995, subsequent to the acquisition of 300,000 shares of WBDC as indicated below, the Company owned 79.3% of WBDC.


3.  STOCKHOLDERS' EQUITY

         Reference is hereby made to Note 14 of the Company's Annual Report and Form 10-K for the year ended December 31, 1994 concerning the March 1995 sale of its investment in Preferred Stock in exchange for two million shares of the Company's common stock and three hundred thousand shares of common stock of Wendt-Bristol Diagnostics Company.

         At June 30, 1995 there were 414,538 Common Stock purchase warrants outstanding, exercisable at $3.75 per warrant. Each warrant, upon exercise, provides two and three quarters (2 3/4) shares of the company's common stock and a Series II warrant (issuable upon completion of appropriate Securities and Exchange Commission filings) exercisable for two shares at $3.00/share. The Warrants' expiration dates, as amended by the Board of Directors in April 1995, are May 1, 1996 for the initial Warrant and May 1, 1997 for the Series II Warrants. There were no warrants exercised during the three months ended June 30, 1995 and 1,000 warrants exercised during the six months ended June 30, 1995.

         Earnings per share were computed using the weighted average number of shares outstanding (net of Treasury shares) during each period. The common stock equivalents (warrants and options) are anti-dilutive, thereby yielding similar primary and fully diluted per share amounts.


4.  SALE OF ASSETS OF SUBSIDIARY

         The Company has reached an agreement in principle with MHK Corp., a company owned by certain of its officers and directors, for the sale, effective January 1, 1995, of the operating assets of a subsidiary's retail liquor store and two lounges in Palm Beach County, Florida. Terms of the sale include a purchase price equivalent to the net book value of the assets (no gain or loss to be recognized) which at January 1, 1995 was $575,000, as adjusted for certain 1995 transactions. An interest-bearing 9% note will be executed providing for interest only for the first year and level payments thereafter.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q      FOR THE QUARTER ENDED JUNE 30, 1995

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  LEGAL PROCEEDINGS

         Ethan Allen Care Center, Inc., ("Ethan Allen") a wholly owned subsidiary of the Company operates a 100 bed nursing home under the name "Bristol House of Springfield". Ethan Allen leases the real property from American Health Care Centers, Inc. ("AHCC"). AHCC filed a complaint for Declaratory Judgement against Ethan Allen on June 26, 1995, in the Court of Common Pleas, Clark County, Ohio. AHCC is seeking to have the court declare that Ethan Allen is in default under the lease and that AHCC is entitled to repurchase the nursing home license pursuant to the terms of the lease. AHCC alleges that Ethan Allen is in default with respect to the payment of rent and late charges. Ethan Allan has tendered all rent for the nursing home and the amount it believes is due for late charges. An Answer to the Complaint is not due until August 22, 1995, and Ethan Allen intends to vigorously defend the action.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q     FOR THE QUARTER ENDED JUNE 30, 1995

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NOTE: REFERENCE SHOULD BE MADE TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS HEREIN.




FINANCIAL CONDITION

         Management believes that the Company's financial condition has been strengthened through the concentration of efforts to develop its Health Care Services business. As a result of the emphasis on health services, rather than manufacture or distribution, Management believes that the Company has established a focused growth plan that is evidenced by the increase in operating income for the first six months from $564,842 (1994) to $657,115 (1995) and the increase in the quarter ended June 30 from $364,953 (1994) to $430,907 (1995) .  It should be noted that the operating income for the first six months in 1995 includes the results of the Alzheimer's Center which opened in October, 1994. This special-needs nursing facility had initial costs that had to be absorbed approximating $300,000 in 1994 and $255,000 in 1995. The facility had an operating loss for the six months ended June 30, 1995 of approximately $117,000 but contributed approximately $14,000 to operating income in the second quarter of 1995. Now that occupancy has reached normal capacity (95% in June), Management expects the facility to favorably impact the Company's expansion, profit and cash flows.

         In addition to the aforementioned, the mortgage on the Company's New Jersey property related to its former manufacturing division (approximate balance at June 30, 1995 of $1,697,000) continues to be classified as current due to a balloon payment due in October, 1995. However, Management believes, based upon discussions, that it will achieve either an extension or refinancing of the existing mortgage.

         Working capital increased approximately $40,000 during the six months ended June 30, 1995. While current assets decreased approximately $1,863,000, due mostly from the collection of miscellaneous receivables of $1,683,000, current liabilities declined approximately $1,903,000. This decrease was due mostly from reductions in current portion of long-term debt ($829,000), accounts payable ($580,000), other liabilities ($367,000), and securitization program advances ($179,000).

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q     FOR THE QUARTER ENDED JUNE 30, 1995

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

         During the initial stage of the startup of the Alzheimer's Center, the Company has experienced the expected adverse cash impact as a result of the need for staffing at disproportionate levels during the period of orderly introduction of patients to the facility as well as the expected processing delays attributable to Medicaid reimbursement. However, as indicated above, the facility has achieved approximately 95% occupancy in June 1995 and therefore is projected to be a contributor of both cash and profits to the Company for the remainder of 1995.

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

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q   FOR THE QUARTER ENDED JUNE 30, 1995

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS 1995-1994

         Consolidated revenues from operations for the six months ended June 30, 1995 increased approximately $1,000,000 or 10.4% while revenues for the three months ended June 30, 1995 increased approximately $517,000 or 10.6% over 1994. Net sales declined approximately $466,000 for the six months and $232,000 for the three months ended June 30, 1995 compared to 1994, due mostly to the disposition of the liquor operations effective as of January 1, 1995 (see Note 4). Service revenues increased approximately $1,466,000 or 18.8% for the six months and $749,000 or 18.8% for the three months ended June 30, 1995 over the same periods in 1994. Approximately $1,219,000 of the increase for the six months and $708,000 of the increase for the three months ended June 30, 1995 is from the newly-opened Alzheimer's Center while revenues at the Diagnostics Center increased approximately $332,000 or 15.3% for the six months and $151,000 or 15.9% for the three months ended June 30, 1995 when compared to the same periods in 1994.

         Cost of sales decreased approximately $337,000 for the six months and $182,000 for the three months ended June 30, 1995 as compared to the corresponding periods in 1994, primarily from the disposition of the liquor operations. Gross margin for the six months ended June 30, 1995 increased to 31.9% compared to 30.8% for the same period in 1994.

         Selling, general and administrative expenses increased approximately $1,233,000 for the six months and $642,000 for the three months ended June 30, 1995 as compared to the same periods in 1994, mostly attributable to additional expenses from the Alzheimer's Center.

         Operating income increased approximately $92,000 or 16.3% for the six months and $66,000 or 18.1% for the three months ended June 30, 1995 as compared to the corresponding periods in 1994. The major factors for the increase in operating income for the first six months were strong gains from the Diagnostics Center partially offset by operating losses of the newly-opened Alzheimer's Center.

         Earnings before income taxes for the six months ended June 30, 1995 decreased approximately $110,000 as compared to 1994. Exclusive of the 1994 non-recurring gains from the sale of stock of subsidiaries and investments of approximately $139,000, pre-tax earnings increased
         approximately $30,000 for the six months.    Exclusive of 1995 losses
         attributable to the Alzheimer's Center, the increase in earnings before income taxes would have been approximately $200,000.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q     FOR THE QUARTER ENDED JUNE 30, 1995

                          PART II    OTHER INFORMATION


Item 1.  Legal Proceedings

         Ethan Allen Care Center, Inc., ("Ethan Allen") a wholly owned subsidiary of the Company operates a 100 bed nursing home under the name "Bristol House of Springfield". Ethan Allen leases the real property from American Health Care Centers, Inc. ("AHCC"). AHCC filed a Complaint for Declaratory Judgement against Ethan Allen on June 26, 1995, in the Court of Common Pleas, Clark County, Ohio. AHCC is seeking to have the court declare that Ethan Allen is in default under the lease and that AHCC is entitled to repurchase the nursing home license pursuant to the terms of the lease. AHCC alleges that Ethan Allen is in default with respect to the payment of rent and late charges. Ethan Allen has tendered all rent for the nursing home and the amount it believes is due for late charges. An Answer to the Complaint is not due until August 22, 1995, and Ethan Allen intends to vigorously defend the action.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits - Exhibit 27 - Financial Data Schedule
         (b)     Reports on Form 8-K - None


                                      ______________________________
                                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                  ---------------------------------------------
                                  (Registrant)


         August 10, 1995               By:  /s/ Sheldon A. Gold
                                            -----------------------------------
                                            Sheldon A. Gold
                                            President
                                            (Principal Executive, Financial and
                                             Accounting Officer)


         August 10, 1995               By:  /s/ Charles R. Cicerchi
                                            -----------------------------------
                                            Charles R. Cicerchi
                                            Vice-President, Finance