Form 10-Q
period 1995-09-30
WENDT BRISTOL HEALTH SERVICES CORP
filed 1995-11-20
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                         ______________________________

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         ______________________________


   For Quarter Ended September 30, 1995       Commission file number 0-11656


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


                         Yes [X]             No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

EACH OF THE FOLLOWING CLASSES ARE REGISTERED ON THE AMERICAN STOCK EXCHANGE.

               Class                       Outstanding at October 31, 1995
               -----                       -------------------------------
      Common Stock, par value                         6,219,758
       $.01 per share

      Common Stock Purchase Warrants                    414,538 (1)


      (1) Upon exercise, represents 1,139,980 shares of The Wendt-Bristol Health Services Corporation.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
             FORM 10-Q     FOR THE QUARTER ENDED SEPTEMBER 30, 1995
             ---------     ----------------------------------------

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------



                                   I N D E X



         Part I                                                                                               Page No.
         ------                                                                                               --------
         Financial Statements:

                              Consolidated Balance Sheets - December 31, 1994 and
                              September 30, 1995 (Unaudited)                                                     3-4

                              Consolidated Statements of Operations (Unaudited)
                              Three and Nine Months Ended September 30, 1995 and 1994                             5

                              Consolidated Statements of Cash Flow (Unaudited)
                              Nine Months Ended September 30, 1995 and 1994
                                                                                                                 6-7
                              Notes to Consolidated Financial Statements
                                                                                                                 8-10
                              Management's Discussion and Analysis of Financial Condition
                              and Results of Operations
                                                                                                                11-13


         Part II
         -------
                              Other Information                                                                   14


         Part III
         --------

                              Signatures                                                                          15


Exhibits:
                              Exhibit 27 EDGAR Financial Data Schedule                                            16

                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                ---------------------------------------------
           FORM 10-Q    FOR THE QUARTER ENDED SEPTEMBER 30, 1995
           ---------    ----------------------------------------


                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 AS AT SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                     ASSETS


                                                            September 30        December 31
                                                                1995                1994
                                                            -------------       -------------
                                                            (Unaudited)
Current assets:
   Cash                                                     $      74,199       $     182,042
                                                            -------------       -------------
   Restricted cash                                                161,932             407,616
                                                            -------------       -------------
   Receivables:
      Trade, net of allowance for doubtful
         accounts of $192,000 (September)
         and $ 250,000 (December)                                 897,128             926,085
      Notes receivable                                            251,152              80,710
      Miscellaneous                                             1,799,971           3,380,655
                                                            -------------       -------------
                                                                2,948,251           4,387,450

   Inventories                                                    555,666             586,395
   Prepaid expenses and other                                     337,630             663,590
                                                            -------------       -------------
      Total current assets                                      4,077,678           6,227,093
                                                            -------------       -------------

Property, plant and equipment                                  19,158,033          19,259,407
   Less: Accumulated depreciation and
      amortization                                             (5,679,444)         (4,974,847)
                                                            -------------       -------------
                                                               13,478,589          14,284,560
                                                            -------------       -------------
Investments and other assets:
   Investment in preferred stock, at cost                             -             3,000,000
   Notes and other receivables, net of current portion            405,432             644,084
   Notes receivable from officers, employees and
      related parties, net of amounts payable                     863,249             242,112
   Life insurance premiums receivable                             369,488             300,789
   Excess of cost over assets of businesses
      and subsidiaries acquired, less amortization                496,879             507,540
   Deferred charges                                               920,731             871,162
   Other assets                                                   184,896             430,701
                                                            -------------       -------------
      Total investments and other assets                        3,240,675           5,996,388
                                                            -------------       -------------

                                                            $  20,796,942       $  26,508,041
                                                            =============       =============


                                (Continued)

The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
            FORM 10-Q    FOR THE QUARTER ENDED SEPTEMBER 30, 1995
            ---------    ----------------------------------------
                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Continued)

                 AS AT SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30      December 31
                                                                                   1995              1994
                                                                               -----------       -----------
                                                                               (Unaudited)
Current liabilities:
   Securitization program advances                                            $     -            $   478,500
   Accounts payable                                                              2,516,767         3,003,115
   Accrued expenses and other liabilities:
      Salaries and wages                                                           353,442           356,238
      Taxes, other than federal income taxes                                     1,470,485           981,895
      Interest                                                                      88,405           117,046
      Other                                                                      1,125,221         1,753,861
   Long-term obligations classified as current                                   2,609,597         3,451,989
   Federal income taxes payable                                                    145,000           320,000
                                                                               -----------       -----------
      Total current liabilities                                                  8,308,917        10,462,644

Long-term obligations, less amounts classified
   as current                                                                    7,453,525         7,964,568
                                                                               -----------       -----------

      Total liabilities                                                         15,762,442        18,427,212
                                                                               -----------       -----------

Minority interests                                                                 240,503           881,282
                                                                               -----------       -----------

Stockholders' equity:
   Common stock: $.01 par;
      authorized: 12,000,000 shares;
      issued: 8,243,480 shares (September)
      and 8,240,730 (December)                                                      82,435            82,407
   Capital in excess of par                                                     10,274,974        10,311,509
   Retained earnings (deficit)                                                  (3,021,396)       (3,089,543)
                                                                               -----------       -----------
                                                                                 7,336,013         7,304,373
   Treasury stock, at cost, 2,023,722 shares (September)
      and 45,486 shares (December)                                              (2,542,016)         (104,826)
                                                                               -----------       -----------
         Total stockholders' equity                                              4,793,997         7,199,547
                                                                               -----------       -----------
                                                                               $20,796,942       $26,508,041
                                                                               ===========       ===========

The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
      FORM 10-Q                FOR THE QUARTER ENDED SEPTEMBER 30, 1995
      ---------                ----------------------------------------

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (UNAUDITED)

                                                      Nine Months Ended                    Three Months Ended
                                                        September 30                         September 30
                                                -------------------------------     -------------------------------
                                                     1995              1994             1995              1994
                                                -------------     -------------     -------------     -------------
Revenues:
   Net sales                                    $   2,012,077     $   2,673,181      $    660,085     $    854,826
   Service income                                  13,687,012        11,742,225         4,418,222        3,939,872
                                                -------------     -------------     -------------     -------------
                                                   15,699,089        14,415,406         5,078,307         4,794,698
                                                -------------     -------------     -------------     -------------
Costs and expenses:
   Cost of sales                                    1,369,777         1,840,964           449,172           582,925
   Selling, general and administrative
      expenses, net                                12,517,093        10,814,990         4,055,859         3,586,925
                                                -------------     -------------     -------------     -------------
                                                   13,886,870        12,655,954         4,505,031         4,169,850
                                                -------------     -------------     -------------     -------------

Operating income before depreciation                1,812,219         1,759,452           573,276           624,848

Depreciation                                          877,484           845,685           295,656           275,923
                                                -------------     -------------     -------------     -------------

Operating income                                      934,735           913,767           277,620           348,925
                                                -------------     -------------     -------------     -------------

Other income (expense):
   Minority interests in (earnings) losses of
      consolidated subsidiaries, net of tax            27,383             9,852            37,165             5,844
   Interest expense                                  (887,974)       (1,013,261)         (287,926)         (378,101)
   Gain on sale of stock of subsidiaries                 -               46,744               -                -
   Gain on sale of investments                           -               92,498               -                -
   Other, net                                          52,003           204,212            15,420            83,689
                                                -------------     -------------     -------------     -------------
                                                     (808,588)         (659,955)         (235,341)         (288,568)
                                                -------------     -------------     -------------     -------------

Income before income taxes                            126,147           253,812            42,279            60,357

Income tax provision                                  (58,000)         (162,700)          (13,000)          (54,700)
                                                -------------     -------------     -------------     -------------
Net income                                      $      68,147     $      91,112       $    29,279      $      5,657
                                                =============     =============     =============     =============

Income per common share                         $        0.01     $        0.01       $      -         $      -
                                                =============     =============     =============     =============

Weighted average shares outstanding                 6,658,894         8,143,560         6,219,758         8,147,030
                                                =============     =============     =============     =============



The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
          FORM 10-Q           FOR THE QUARTER ENDED SEPTEMBER 30, 1995
          ---------           ----------------------------------------

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (UNAUDITED)

                                                                         1995                   1994
                                                                      ------------          ------------
Cash flows from operating activities:
   Net income                                                         $     68,147          $     91,112
                                                                      ------------          ------------
   Adjustments required to reconcile net income
      to net cash provided by operating activities:
         Amortization, depreciation and other, net                         888,145               864,801
         Loss on sale of property, plant & equipment                          -                      214
         Gain on sale of stock of subsidiary                                  -                  (46,744)
         Minority interest in earnings of consolidated subsidiaries        (27,383)               (9,852)
         Changes in assets and liabilities, exclusive of
             assets sold (Note 4):
            Receivables                                                    (95,027)              589,624
            Merchandise inventories                                        (95,974)               27,377
            Prepaid expenses and other current assets                      342,567              (107,446)
            Accounts payable                                              (316,014)              (18,828)
            Accrued expenses and other liabilities                         (37,223)             (633,632)
            Federal income taxes payable                                  (175,000)              150,000
            Deferred charges and other                                     (44,544)              (17,667)
                                                                      ------------          ------------
   Total adjustments                                                       439,547               797,847
                                                                      ------------          ------------
Net cash provided by operating activities                                  507,694               888,959
                                                                      ------------          ------------

Cash flows from investing activities:
   Proceeds from sale of property, plant & equipment                          -                   35,050
   Decrease or (increase) in notes receivable                               68,210               (32,911)
   Collection of miscellaneous receivable                                1,700,000                  -
   Receipts from (advances to) related parties
      and former affiliates, net                                          (170,823)              (70,949)
   Utilization of or (deposit to) restricted cash                          245,684                 2,423
   Capital expenditures                                                   (311,597)             (259,650)
                                                                      ------------          ------------
Net cash provided by (used in) investing activities                      1,531,474              (326,037)
                                                                      ------------          ------------

Cash flows from financing activities:
   Termination distribution to real estate limited partners               (150,000)                 -
   Other distributions to limited partners, net                               -                 (138,189)
   Purchase of common stock of subsidiary                                   (2,000)                 -
   Proceeds from stock offering of subsidiary                                 -                  156,397
   Proceeds from warrants exercised                                          3,750                  -
   Principal payments of long-term obligations                          (1,520,261)             (730,218)
   Net advances from or (payments to) securitization program              (478,500)               53,500
                                                                      ------------          ------------
Net cash used in financing activities                                   (2,147,011)             (658,510)
                                                                      ------------          ------------
Net decrease in cash                                                      (107,843)              (95,588)

Cash at beginning of period                                                182,042               309,820
                                                                      ------------          ------------
Cash at end of period                                                 $     74,199          $    214,232
                                                                      ============          ============

                                 (Continued)

   The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
          FORM 10-Q           FOR THE QUARTER ENDED SEPTEMBER 30, 1995
          ---------           ----------------------------------------

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (UNAUDITED)

                                                                                    1995                   1994
                                                                                -------------         -------------
Supplemental disclosures of cash flow information
   Cash paid during the six months for:
      Interest                                                                  $     916,615         $   1,041,398
      Income taxes                                                              $     222,705         $      23,656

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

      Increase in prepaid expenses and other current assets                     $      45,116         $      -
      Increase in property, plant and equipment                                         -                 1,845,983
      Decrease in accounts payable                                                    121,710                -
      Increase in long-term obligations                                              (166,826)           (1,845,983)

The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
             FORM 10-Q     FOR THE QUARTER ENDED SEPTEMBER 30, 1995
             ---------     ----------------------------------------

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  MANAGEMENT'S REPRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal adjustments and recurring accruals) necessary to present fairly The Wendt-Bristol Health Services Corporation ("Wendt-Bristol" or "Company") and subsidiaries consolidated financial position as at September 30, 1995 and December 31, 1994 and the consolidated results of its operations for the three and nine months ended September 30, 1995 and 1994 as well as the cash flows for the respective nine months. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Wendt-Bristol Annual Report filed as Form 10-K for the year ended December 31, 1994, which is hereby incorporated by reference.



2.  INCOME TAXES

         Effective January 1, 1992, the Company implemented the provisions of SFAS No. 109, which modified the requirements of previously issued SFAS No. 96. As a result, the Company recorded a deferred tax liability, a deferred tax asset and a $400,000 valuation allowance against the deferred tax assets, resulting in a net deferred tax asset of $94,860 at December 31, 1994. The expense for income taxes consists of the following:

                                          Nine months ended             Three months ended
                                             September 30,                  September 30,
                                      --------------------------      ---------------------------
                                         1995            1994            1995             1994
                                      ----------      ----------      ----------       ----------
       Federal Income Taxes:
             Current expense            $ 45,000       $ 150,000      $   10,000         $ 50,000

       State and local taxes:
             Current expense              13,000          12,700           3,000            4,700
                                      ----------      ----------      ----------       ----------
       Total tax expense                $ 58,000       $ 162,700      $   13,000       $   54,700
                                      ==========      ==========      ==========       ==========

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

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
             FORM 10-Q     FOR THE QUARTER ENDED SEPTEMBER 30, 1995
             ---------     ----------------------------------------

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  INCOME TAXES CONT'D.

         returns since January 1, 1993. On a separate return basis the WBDC tax provision for the three months and nine months ended September 30, 1995 that is included above is $10,000 and $45,000 respectively; the tax provision for the three and nine months ended September 30, 1994 is $50,000 and $150,000 respectively. At September 30, 1995, subsequent to the March 1995 acquisition of 300,000 shares of WBDC as indicated below, the Company owned 79.3% of WBDC.


3.  STOCKHOLDERS' EQUITY

         Reference is hereby made to Note 14 of the Company's Annual Report and Form 10-K for the year ended December 31, 1994 concerning the March 1995 sale of its investment in Preferred Stock in exchange for two million shares of the Company's common stock and three hundred thousand shares of common stock of Wendt-Bristol Diagnostics Company.

         At September 30, 1995 there were 414,538 Common Stock purchase warrants outstanding, exercisable at $3.75 per warrant. Each warrant, upon exercise, provides two and three quarters (2 3/4) shares of the company's common stock and a Series II warrant (issuable upon completion of appropriate Securities and Exchange Commission filings) exercisable for two shares at $3.00/share. The Warrants' expiration dates, as amended by the Board of Directors in April 1995, are May 1, 1996 for the initial Warrant and May 1, 1997 for the Series II Warrants. There were no warrants exercised during the three months ended September 30, 1995 and 1,000 warrants were exercised during the nine months ended September 30, 1995.

         Earnings per share were computed using the weighted average number of shares outstanding (net of Treasury shares) during each period. The common stock equivalents (warrants and options) are anti-dilutive, thereby yielding similar primary and fully diluted per share amounts.


4.  SALE OF ASSETS OF SUBSIDIARY

         The Company has reached an agreement in principle with MHK Corp., a company owned by certain of its officers and directors, for the sale, effective January 1, 1995, of the operating assets of a subsidiary's retail liquor store and two lounges in Palm Beach County, Florida. Terms of the sale include a purchase price equivalent to the net book value of the assets (no gain or loss to be recognized) which at January 1, 1995 was $575,000, as adjusted for certain 1995 transactions, along with an interest-bearing 9% note.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
             FORM 10-Q     FOR THE QUARTER ENDED SEPTEMBER 30, 1995
             ---------     ----------------------------------------

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  LEGAL PROCEEDINGS


  (A) On November 17, 1995, the Wendt-Bristol Company, a wholly owned subsidiary of the Company and certain of its subsidiaries ("W-B") filed a Complaint for Damages and Injunctive Relief in the Court of Common Pleas, Franklin County, Ohio against NPF IV, National Premier Financial Services, Inc. and National Century Financial Enterprises, Inc., collectively the lenders in W-B's accounts receivable securitization program. W-B has made payment of the net balance due, without consideration for interest and damages due W-B, and seeks the recognition of the cessation of the agreement and damages in excess of $500,000. W-B has sought out and is prepared to enter an agreement with a new third party which will finance its accounts receivable upon resolution of this matter.

  (B) Ethan Allen Care Center, Inc., ("Ethan Allen") a wholly owned subsidiary of the Company operates a 100 bed nursing home under the name "Bristol House of Springfield". Ethan Allen leases the real property from American Health Care Centers, Inc. ("AHCC"). AHCC filed a complaint for Declaratory Judgement against Ethan Allen on June 26, 1995, in the Court of Common Pleas, Clark County, Ohio. AHCC is seeking to have the court declare that Ethan Allen is in default under the lease and that AHCC is entitled to repurchase the nursing home license pursuant to the terms of the lease. AHCC alleges that Ethan Allen is in default with respect to the payment of rent and late charges. Ethan Allan has tendered all rent for the nursing home and the amount it believes is due for late charges. An Answer to the Complaint was filed in August 1995, and Ethan Allen intends to vigorously defend the action.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
             FORM 10-Q     FOR THE QUARTER ENDED SEPTEMBER 30, 1995
             ---------     ----------------------------------------

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NOTE: REFERENCE SHOULD BE MADE TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS HEREIN.




FINANCIAL CONDITION

Management believes that the Company's financial condition has been strengthened through the concentration of efforts to develop its Health Care Services business. As a result of the emphasis on health services, rather than manufacture or distribution, Management believes that the Company has established a focused growth plan that is evidenced by the increase in operating income for the first nine months from $680,000 in 1993 to $935,000 in 1995. It should be noted that the operating income for the first nine months in 1995 includes results of the Alzheimer's Center which opened in October, 1994. This special-needs nursing facility had initial costs that had to be absorbed approximating $330,000 in 1995. Although the facility has reached 95% occupancy, it did not reach profitability in the third quarter and had an operating loss for the nine months ended September 30, 1995 of approximately $117,000. With previously anticipated Medicaid rate increases received effective October 1, 1995, Management believes the facility will favorably impact the Company's fourth quarter profit and cash flows.

In addition to the aforementioned, the mortgage on the Company's New Jersey property related to its former manufacturing division (approximate balance at September 30, 1995 of $1,667,000) has been extended by the present lender to a balloon payment due April 1, 1996 and continues to be classified as current. Management believes, based upon discussions with potential lenders, that it will obtain a refinancing of the existing mortgage prior to April 1, 1996.

Working capital increased approximately $4,000 during the nine months ended September 30, 1995. Current assets decreased approximately $2,150,000, due mostly from the collection of miscellaneous receivables ($1,581,000), a decrease in prepaid expenses and other ($326,000), and a decrease in restricted cash ($246,000). Current liabilities decreased approximately $2,154,000 due mostly from reductions in the current portion of long-term debt ($842,000), other liabilities ($629,000), accounts payable ($486,000), and securitization program advances ($479,000), offset by an increase in accrued taxes, other than federal incomes taxes ($489,000).

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
             FORM 10-Q     FOR THE QUARTER ENDED SEPTEMBER 30, 1995
             ---------     ----------------------------------------

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

During the initial stage of the startup of the Alzheimer's Center, the Company experienced the expected adverse cash impact as a result of the need for staffing at disproportionate levels during the period of orderly introduction of patients to the facility as well as the expected processing delays attributable to Medicaid reimbursement. Although the facility has reached
capacity, the facility did not reach profitability in the third quarter.   With
a Medicaid rate increase effective in October and a private rate increase effective in November, Management believes that the Center will begin to generate profits and cash in the fourth quarter of 1995.

The Company is replacing its CT Scan unit during the fourth quarter of 1995, at the Diagnostic and Radiology Center operated by a limited partnership of which a subsidiary is general partner. The upgraded unit will provide improved imaging speed and quality enabling the Center to perform additional diagnostic procedures as well as increase the potential daily through-put at the facility. The Center is also obtaining additional imaging techniques such as angiography and fluoroscopy in the first quarter of 1996. The costs of such equipment, approximately $1,500,000, will be financed through the Partnership by favorable vendor financing programs.

Additionally, Management is currently reviewing its existing financing in order to secure a payment schedule that can be modified to provide a less aggressive timeframe for repayment of its debt. Examples are the mortgage on its New Jersey facility (leased to the buyer of its former manufacturing division) which has a balloon payment due in April, 1996 as well as the obligations related to its other "state of the art" high-technology equipment which retains high value.  Management believes the Company has collateral values that
will enable cost savings as well as reduced debt service.   It should also be
noted that despite having experienced cash flow difficulties from time to time, as in circumstances indicated above, the Company has diligently strived to maintain good working relationships with its vendors and landlords.

Reference should be made to Note 5 herein concerning a Complaint the Company has filed related to its accounts receivable securitization program. Management believes there will not be any significant adverse ramifications from this action while it is expected to provide long-term positive benefits upon resolution.

Management further believes the present resources available and anticipated through profitable operations will meet anticipated requirements for financing the growth of the business. There are no further material commitments for capital expenditures.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
             FORM 10-Q     FOR THE QUARTER ENDED SEPTEMBER 30, 1995
             ---------     ----------------------------------------

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS 1995-1994

Consolidated revenues from operations for the nine months ended September 30, 1995 increased approximately $1,284,000 or 8.9% while revenues for the three months ended September 30, 1995 increased approximately $284,000 or 5.9% over 1994. Net sales declined approximately $661,000 for the nine months and $195,000 for the three months ended September 30, 1995 compared to 1994, due mostly to the disposition of the liquor operations effective as of January 1, 1995 (see Note 4). Service revenues increased approximately $1,945,000 or 16.6% for the nine months and $478,000 or 12.1% for the three months ended September 30, 1995 over the same periods in 1994. Most of the increase for the nine months is attributable to the newly-opened Alzheimer's Center ($1,972,000) and increases at the Diagnostics Center ($322,000), offset by temporary declines in the nursing homes.

Cost of sales decreased approximately $471,000 for the nine months and $134,000 for the three months ended September 30, 1995 as compared to the same periods in 1994, primarily from the disposition of the liquor operations. Gross margin for the nine months ended September 30, 1995 was 31.9% as compared to 31.1% for the comparable period in 1994.

Selling, general and administrative expenses increased approximately $1,702,000 for the nine months and $469,000 for the three months ended September 30, 1995 as compared to the same periods in 1994, primarily attributable to additional expenses from the Alzheimer's Center partially offset by the disposition of the liquor operations.

Operating income increased approximately $21,000 or 2.3% for the nine months ended September 30, 1995 as compared to the same period in 1994. The increase for the nine months is attributable to increases at the Diagnostics Center offset by decreases at the nursing homes as well as the start-up losses at the Alzheimer's Center. For the quarter ended September 30, 1995, operating income decreased approximately $71,000 or 20.4% as compared to 1994, mostly attributable to decreases at the nursing homes and Diagnostics Center. Such decreases are expected to be reversed by fourth quarter rate increases and additional diagnostic procedures, respectively.

Net income decreased approximately $23,000 for the nine months and increased $24,000 for the three months ended September 30, 1995 as compared to the same periods in 1994. Exclusive of the 1994 non-recurring gains from the sale of stock of subsidiaries and investments of approximately $139,000, net income increased approximately $116,000 for the nine months ended September 30, 1995 as compared to 1994.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
             FORM 10-Q     FOR THE QUARTER ENDED SEPTEMBER 30, 1995
             ---------     ----------------------------------------

                          PART II    OTHER INFORMATION



Item 1.  Legal Proceedings

  (A) On November 17, 1995, The Wendt-Bristol Company, a wholly owned subsidiary of the Company and certain of its subsidiaries ("W-B") filed a Complaint for Damages and Injunctive Relief in the Court of Common Pleas, Franklin County, Ohio against NPF IV, National Premier Financial Services, Inc. and National Century Financial Enterprises, Inc., collectively the lenders in W-B's accounts receivable securitization program. W-B has made payment of the net balance due, without consideration for interest and damages due W-B, and seeks recognition of the cessation of the agreement and damages in excess of $500,000. W-B has sought out and is prepared to enter an agreement with a new third party which will finance its accounts receivable upon resolution of this matter.

  (B) Ethan Allen Care Center, Inc., ("Ethan Allen") a wholly owned subsidiary of the Company operates a 100 bed nursing home under the name "Bristol House of Springfield". Ethan Allen leases the real property from American Health Care Centers, Inc. ("AHCC"). AHCC filed a Complaint for Declaratory Judgement against Ethan Allen on June 26, 1995, in the Court of Common Pleas, Clark County, Ohio. AHCC is seeking to have the court declare that Ethan Allen is in default under the lease and that AHCC is entitled to repurchase the nursing home license pursuant to the terms of the lease. AHCC alleges that Ethan Allen is in default with respect to the payment of rent and late charges. Ethan Allen has tendered all rent for the nursing home and the amount it believes is due for late charges. An Answer to the Complaint was filed in August 1995, and Ethan Allen intends to vigorously defend the action.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits - Exhibit 27 - Financial Data Schedule
         (b)     Reports on Form 8-K - None

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
             FORM 10-Q     FOR THE QUARTER ENDED SEPTEMBER 30, 1995
             ---------     ----------------------------------------


                            PART III     SIGNATURES


                        ________________________________
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                  ---------------------------------------------
                                  (Registrant)


 November 20, 1995                 By:  /s/ Sheldon A. Gold
                                        ------------------------------------
                                        Sheldon A. Gold
                                        President
                                        (Principal Executive, Financial and
                                        Accounting Officer)


 November 20, 1995                 By:  /s/ Charles R. Cicerchi
                                        ------------------------------------
                                        Charles R. Cicerchi
                                        Vice-President, Finance