Form 10-K405
period 1995-12-31
WENDT BRISTOL HEALTH SERVICES CORP
filed 1996-04-19
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ANNUAL REPORT AND FORM 10-K

                       PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED
DECEMBER 31, 1995                                COMMISSION FILE NUMBER 0-11656

                            THE WENDT-BRISTOL HEALTH
                              SERVICES CORPORATION

             (Exact name of Registrant as specified in its charter)

         DELAWARE                                        22-1807533
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

    TWO NATIONWIDE PLAZA, SUITE 760                         43215
            COLUMBUS, OHIO                                (Zip Code)
(Address of principal executive offices)

                   REGISTRANT'S TELEPHONE NO.: (614) 221-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               Name of each exchange on which
       Title of Each Class                               registered
       -------------------                    --------------------------------
Common Stock, par value $.01 per share              American Stock Exchange
  Common Stock Purchase Warrants                        Same as above

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___

          On April 2, 1996, the aggregate market value of the voting stock of The Wendt-Bristol Health Services Corporation held by non-affiliates of the Registrant was approximately $2,592,000 based upon the closing price for such Common Stock on said date as reported by the American Stock Exchange. On such date, there were 5,736,020 shares of Common Stock of the Registrant and 414,538 Common Stock Purchase Warrants outstanding.

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

                      DOCUMENTS INCORPORATED BY REFERENCE:

                            See Part IV, Item 14(a)3

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1995 *

                                     PART I

ITEM 1.           BUSINESS

                  The Company's business is in the health care industry. It is engaged in the ownership and operation of three nursing homes (one specializing in the care of persons with Alzheimer's and related syndromes), the operation of three retail pharmacies and a Medicare-certified home health care agency. It is the general partner in charge of administration and operation of an outpatient diagnostic and radiology center owned by a limited partnership; this diagnostic center, which serves the medical community generally, provides state of the art diagnostic imaging techniques, including magnetic resonance imaging (MRI), CT Scans, Ultrasound, X-ray, Mammography, and 3-D imaging. The Company's primary activities are carried on in the state of Ohio, principally in Columbus.

                  As used herein, "Company", unless the context otherwise requires, includes the subsidiaries of the Company, among which is The Wendt-Bristol Company ("W-B"), and other affiliates of the Company. W-B and its predecessors have been in the health care industry since 1903.

                  NURSING HOMES. The Company owns and operates two nursing homes in Columbus, Ohio (147 beds and 75 beds) and leases the premises and operates one nursing home in Springfield, Ohio (100 beds). All nursing homes provide skilled care, one specializing in the care of persons with Alzheimer's and related syndromes.

                  The Alzheimer Patient Care Center, located in Columbus, Ohio, opened in October, 1994. It is a 75-bed skilled long-term facility that also contains a geriatric day care center and a physician office for geriatric assessment. The Medicaid reimbursement program of the State of Ohio is applicable to costs incurred by some of the persons receiving care in the facility. Approximately 35% (as of March, 1996) are private pay patients. In April 1993, the Company obtained mortgage financing (insured by the U.S. Department of Housing and Urban Development) in the amount of approximately $3,200,000 subject to periodic draws to cover 90% of the cost of construction of the facility; closing on the permanent long-term mortgage occurred in the second quarter of 1995. In November 1993, the Wendt-Bristol Diagnostics Company ("Diagnostics"), which is a subsidiary of the Company, acquired the remaining one-half interest in the Alzheimer's entity that was owned by an unrelated third party, thereby gaining 100% ownership (see
                  Note 1B of the Notes to Consolidated Financial Statements herein).

                  ---------------------------------
                  * Statements contained herein concerning the provisions of any document are not necessarily complete and, in each instance, reference is made to the copy of such document filed as an exhibit to this Form 10-K or otherwise filed with the Securities and Exchange Commission. Each such statement is qualified in its entirety by such reference.

ITEM 1.           BUSINESS (CONTINUED)

                  MEDICAL AND RELATED SERVICES. During February 1987, W-B formed Diagnostics as a subsidiary for the purpose of establishing outpatient medical diagnostic imaging centers. The first, and to date the only, such center was financed through the formation of a limited partnership, Wendt-Bristol Diagnostics Company L.P. (the "Partnership"), of which Diagnostics is the general partner and currently receives 50% of the profits in addition to management fees. The center opened in April 1988 in Columbus, Ohio. The center specializes in state of the art diagnostic imaging techniques, including magnetic resonance imaging (MRI), CT Scans, Ultrasound, X-ray, Mammography, and 3-D imaging. The center is currently in the process of remodeling to provide a suite that will accommodate a new angiography/fluoroscopy unit expected in the second quarter of 1996. Additionally, bone densitometry is being added to the CT unit. Physicians in the Telequest Network provide radiology services to the partnership via telecommunications technology. Telequest is a consortium of six leading academic radiology centers in the United States. Telequest represents this country's first nationwide sub-specialty radiology network and is dedicated to implementing products and services that enhance the overall quality and efficiency of the radiology services.

                  The consortium consists of the following institutions:

                              Bowman Gray School of Medicine
                              Brigham & Womens Hospital - Boston
                              Emory University Hospital - Atlanta
                              University of California, San Francisco
                              University of Pennsylvania Medical Center
                              University of Washington, Seattle

                  In addition, Diagnostics, through one of its subsidiaries, constructed the Alzheimer's and related syndromes facility referred to above. Diagnostics was engaged in a public offering of its common shares which commenced in October 1993. On or about May 15, 1994, sales efforts related to the common shares ceased pending the approval of The National Association of Securities Dealers ("NASD") as it related to the participation of a NASD member firm. As a result of this delay and the need for an amended filing with the Securities and Exchange Commission, the offering was terminated. Prior to the termination, 162,530 common shares had been sold; half of such shares were newly issued and the other half were sold by Wendt-Bristol as selling shareholder. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

                  The Company is also engaged in the business of providing Medicare-certified home health care services through its wholly-owned subsidiary, Wendt-Bristol Home Health Care Company, which was incorporated in May 1985 and has attained JCAHO (Joint Commission on Accreditation of Healthcare Organizations) certification. Wendt-Bristol Home Health Care Company employs or contracts with nurses and nurses aides, social workers and therapists of all kinds to provide home health care services in the greater Franklin County, Ohio area and, in 1994, in the Springfield, Ohio area. The Company also provides a physical therapy clinic in its Springfield facility serving residents and outpatients.

                  In August 1985, 1275 Olentangy River Road Limited Partnership was formed. W-B has been the sole general partner of this partnership which owned and operated a medical office building in Columbus, Ohio until it was sold (see Notes 1B and 5 of Notes to Consolidated Financial Statements).

ITEM 1.           BUSINESS (CONTINUED)

                  PHARMACIES. The Company operates three retail pharmacies. Two of the pharmacies are located in Columbus and one in Canal Winchester. The pharmacies sell pharmaceuticals and medical supplies and equipment, health and beauty aids and other sundries. It also sells and rents durable medical equipment and provides enteral therapy services.

                  EMPLOYEES: LABOR RELATIONS. The Company has approximately 450 employees at February 28, 1996. Non-professional employees of one of its nursing homes located in Columbus, Ohio, are covered by a collective bargaining agreement through February, 1997. The Company considers its relations with its employees and the union to be good.

                  PATENTS AND TRADEMARKS. The Company owns registered trademarks, including "the Best of Health!", which are utilized in connection with the marketing of Company services and products.

                  INDUSTRY SEGMENTS. The operations of the Company and its subsidiaries fall within two industry segments: Nursing homes; and Medical services and other. Additional information about each of the industry segments, for the respective periods indicated, follows:

                  Financial information by industry segments for the years ended December 31, 1995, 1994 and 1993 is as follows:


                                                     YEAR ENDED DECEMBER 31
                                                     ----------------------
                                         1995               1994                1993
                                         ----               ----                ----
Revenues/sales to unaffiliated
 customers:
    Nursing homes                    $ 12,604,828       $  9,791,822        $  9,307,388
    Medical services and other          8,251,370          9,695,240          10,180,567

Operating income or (loss):
    Nursing homes                         857,040            851,359           1,154,642
    Medical services and other            508,625           (146,093)           (368,377)

Identifiable assets:
    Nursing homes                      12,353,302         11,860,805           8,018,088
    Medical services and other         10,454,023         14,647,236          15,901,602

Depreciation expense:
    Nursing homes                         365,780            259,175             221,209
    Medical services and other            536,912            883,419             920,339

Capital expenditures:
    Nursing homes                         178,880          2,614,683           1,413,245
    Medical services and other            968,133            200,925             183,014





                  REGULATION OF THE HEALTH CARE INDUSTRY. The Company must comply with extensive federal, state and local government regulations applicable to the health care industry and the pharmacy business.

ITEM 1.           BUSINESS (CONTINUED)

                  Nursing homes and home health care businesses are subject to federal and state government regulation, including the necessity of obtaining and maintaining a license or certificate. There are also licensing requirements for nurses and other professional staff of the nursing home and/or home health care agency. The operations of nursing homes are also affected by the Medicare/Medicaid conditions of participation and other relevant federal and local laws. Several activities of nursing homes and home health care agencies are also regulated, including, but not limited to, release of medical records, patient confidentiality rights and the dispensing of drugs. In addition, there are federal and state requirements as to patient rights. Failure to abide by these requirements could lead to decertification and loss of reimbursement, private enforcement rights by the patient, and other sanctions.

                  The State of Ohio currently licenses nursing homes which are privately owned and operated. A private owner cannot operate a nursing home without a license. In addition to licensure requirements, in the case of long-term care facilities the Ohio Department of Health, the Ohio Department of Human Services, and the United States Department of Health and Human Services are the principal regulatory agencies to whose jurisdiction the Company is subject.

                  The Company remains in good standing with all requisite agencies.

                  REQUIREMENT OF OBTAINING A CERTIFICATE OF NEED. Under the current Certificate of Need ("CON") law, there is a moratorium on the approval of new nursing home beds until June 30, 1997. The establishment of new nursing home beds (after June 30, 1997) and the relocation of nursing home beds requires a CON.

                  New health care facilities, including diagnostic centers, located in metropolitan statistical areas are required to be licensed beginning March 31, 1996, but do not have to obtain a CON. Diagnostic centers located in rural areas still require a CON until May 1, 1997. In addition to the foregoing, there is a separate requirement to file a notice of intent with the Director of Health and the local health care agency 60 days prior to "the establishment of a new health care facility."

                  The acquisition of an existing health care facility that does not involve a change in the number of beds, by service, or the number or type of health services does not require a CON or the filing of a notice of intent.

                  CON review is required until May 1, 1997 for the purchase of medical equipment costing $2 million or more. The cost of purchasing medical equipment is the sum of (1) the greater of its fair market value or the cost of its lease or purchase and
                  (2) the cost of installation and any other activities essential to the acquisition of the equipment and its placement into service.

                  Acquisition of an MRI is not reviewable (unless the cost is $2 million or more), but does require filing a notice of intent with the Director of Health and the local health care agency 60 days prior to the purchase.

                  New construction or renovation of a nursing home costing $2 million or more requires a CON. A CON is not required for other capital expenditures. Capital expenditures of $2 million or more on behalf of a health care facility in connection with the provision of a health service do require filing a notice of intent with the Director of Health and the local health agency 60 days prior to obligating the capital expenditure.

                  PHARMACIES. There are substantial federal laws and regulations which impact the pharmacy business. Federal laws include the Federal Food, Drug and Cosmetic Act, the Federal Trade Commission Act, the Consumer Product Safety Act, the Poison Prevention Packaging Act, and the Hazardous Substances Act.

ITEM 1.           BUSINESS (CONTINUED)

                  States generally require that pharmacies and pharmacists be licensed or registered by applicable state agencies. In addition, there are state laws and regulations issued pursuant thereto governing aspects of retail pharmacy operations, including (i) who may write and dispense prescriptions, (ii) how prescriptions must be filled, (iii) how prescription drugs and controlled substances must be stored and safeguarded, (iv) when generic drugs may be substituted, and (v) the uses for which certain drugs may be prescribed. These laws are generally designed to insure the identity, strength, quality and purity and to regulate the packaging, labeling and dispensing of drugs. Regulations are issued by an administrative body in each state, typically a pharmacy board. These agencies are empowered to impose sanctions, including license or registration revocations for noncompliance. In addition, each pharmacy and pharmacist is bound by standards of professional practice. The Company has not experienced, nor does it expect to experience, any difficulties in compliance with regulations promulgated by these agencies.

                  LEGISLATION. The Company also may be affected, directly or indirectly, by legislation affecting medical cost reimbursements. In recent years, Congress has enacted legislation aimed at controlling the cost to certain patients of medical products and services through the regulation of the primary federal and state reimbursement programs: Medicare, a federal program for certain elderly or disabled patients and certain patients suffering from end stage renal disease, and Medicaid, a jointly sponsored federal and state program which focuses on assisting certain qualified recipients.

                  Legislative proposals to regulate or control health care costs and to institute a national health insurance program have been made from time to time and are currently receiving further consideration. Because these proposals vary, their potential effect on the health care industry also vary. If, in the future, legislation or regulations were to be adopted that would significantly reduce governmental reimbursement rates or rates charged to private-pay patients, such legislation or regulations could have a material adverse effect on the Company. Because a significant portion of all nursing home revenues on an industry-wide basis are derived from the federal and state governments, the Company and the industry as a whole will continue to be affected by changes in government programs and regulations.

                  MANUFACTURE OF MEDICAL EQUIPMENT. Until October 1991, the Company was also engaged in the business of manufacturing durable medical equipment and furniture through its Healthcare Division located in Passaic, New Jersey.

                  On October 1, 1991, the Company sold all of the assets (other than the real estate and plant thereon) of its Healthcare Division to a wholly-owned subsidiary of Graham-Field Health Products, Inc., pursuant to an Agreement dated August 31, 1991, between the Company and Graham-Field, Inc., as amended on October 1, 1991.

                  To permit the disposition of the Healthcare Division, the New Jersey Department of Environmental Protection and Energy (the "Department") issued its Administrative Consent Order and the Company posted $150,000 in favor of the Department to be used, if necessary, to reimburse clean-up expenditures.

                  The Department had determined that the Passaic, New Jersey, real estate of the Company did not completely comply with applicable New Jersey laws and regulations pertaining to the environment. The contamination in question had resulted primarily from underground tanks, long abandoned by prior owners of the site, and the contents thereof. All of such tanks have been removed by the Company. In part the contamination was also attributable to the method, initiated by prior operators, of disposal of solvents.

ITEM 1.           BUSINESS (CONTINUED)

                  In March 1992 the Company submitted to the Department a proposed clean-up plan formulated by the Company's special counsel and its environmental engineering firm (collectively the "environmental engineering firm"). The Department in April 1993 accepted a part of the Company's proposed plan and proposed its own plan in lieu of that part of the Company's plan that was not acceptable. The Company's environmental engineering firm recommended against acceptance of the Department's proposals.

                  In May 1993 the Company submitted an amended plan. In January 1994 the Department accepted a part of the Company's amended plan and proposed its own plan in lieu of that part of the Company's amended plan that was not acceptable.

                  The Company's environmental engineering firm concluded that the additional work that the Department was requiring was both unwarranted and burdensome. In February 1994 the Department agreed to conduct a more detailed analysis of the aforementioned amended plan submitted by the Company and in December 1995 granted a conditional approval of the plan with a two-year monitoring period. The estimated costs to complete the plan are approximately $160,000.

                  The Company has incurred total costs of $972,000 related to environmental matters in New Jersey, of which $413,213 was spent in the five fiscal (calendar) years ended December 31, 1995. For further information, see Note 12A of Notes to Consolidated Financial Statements.

                  PRIVATE SALE OF STOCK. Reference is hereby made to Note 2 of Notes to Consolidated Financial Statements.

                  SECURITIZATION OF ACCOUNTS RECEIVABLE. Reference is hereby made to Note 5 of Notes to Consolidated Financial Statements herein.

ITEM 2.           PROPERTIES

                  The Company leases approximately 7,200 square feet of space in a downtown Columbus, Ohio, office building which serves as the Company's and W-B's general offices.

                  Three pharmacies operated by W-B are located in leased premises in Ohio: two in Columbus (4,000 square feet and 3,300 square feet) and one in Canal Winchester (4,000 square feet). In addition, a warehouse (3,200 square feet) is leased in Columbus, Ohio to store durable medical equipment used at the pharmacies.

                  The facilities of the Wendt-Bristol Diagnostics Company L.P. consist of an 8,000 square foot two-story building in Columbus, Ohio, which serves as its general offices and diagnostic and radiology center; such owned facilities are subject to mortgage indebtedness in the amount of $712,500 at April 1, 1996. See Note 15 of Notes to Consolidated Financial Statements.

                  The nursing homes of the Company consist of one owned 147-bed home in Columbus, Ohio, subject to mortgage indebtedness in the amount of $2,944,000, one owned 75-bed Alzheimer's and related syndromes center subject to mortgage indebtedness of $3,174,000 (each indebtedness at April 1, 1996) and one leased 100-bed home in Springfield, Ohio. The lease expires in July, 2015. Reference is hereby made to Item 3. I. herein. In November, 1994 the Company acquired approximately 2 acres of land adjacent to the Alzheimer's center for approximately $144,000. The property is subject to mortgage indebtedness in the amount of $61,000 at April 1, 1996.

ITEM 2.           PROPERTIES (CONTINUED)

                  The present aggregate annual rentals of all leases referred to are approximately $550,000 and their terms have expiration dates ranging through July 2015.

                  The Company believes that the facilities described or referred to above are adequate and sufficient for its present needs and requirements.

                  The Company owns land and a plant located in Passaic, N.J., which were formerly used by its Healthcare Division (manufacturer of durable medical equipment), which was sold on October 1, 1991. This property was leased to the purchaser at the time of the transaction. See Item 1. Business.

ITEM 3.            LEGAL PROCEEDINGS

                  I.  ETHAN ALLEN CARE CENTER, INC.

                      American Health Care Centers, Inc. ("AHCC") has filed a complaint for Declaratory Judgment action against Ethan Allen Care Center, Inc. ("EACC") on June 26, 1995 in the Court of Common Pleas, Clark County, Ohio (Case No. 95-CV-0326). EACC is a subsidiary of W-B. AHCC is the landlord under a lease with EACC for its nursing home facility doing business as Bristol House of Springfield. AHCC seeks a Declaration that EACC is in default of the lease and seeks the right to repurchase the license for the nursing home. AHCC has filed a Motion for Summary Judgment and EACC is currently conducting its discovery in order to respond to the Motion. Such response date, as amended, is June 28, 1996. EACC is presently current on its rent obligation but is disputing the late rent charges imposed under the lease.

                      Although not directly subject to this complaint, the Company is seeking payment of a receivable related to a Share Transfer Agreement with AHCC. Such amounts became due in February 1996, one year after final settlement of certain State of Ohio Medicaid receivables, as provided in the Agreement.

                  II. INSURANCE COMMISSIONER OF THE COMMONWEALTH OF
                      PENNSYLVANIA, AS THE STATUTORY LIQUIDATOR FOR CORPORATE LIFE INSURANCE COMPANY (UNAFFILIATED THIRD PARTY)

                      On February 20, 1995, the Company entered into a Stock Exchange Agreement (the "Agreement") with the Insurance Commissioner of the Commonwealth of Pennsylvania, as the Statutory Liquidator (the "Statutory Liquidator") of Corporate Life Insurance Company ("CLIC"). Under the terms of this Agreement, the Company exchanged its 30,000 preferred shares in Life Holdings, Inc. for 2,000,000 shares of the Company's common stock held by the Statutory Liquidator and 300,000 shares of the common stock of Diagnostics held by the Statutory Liquidator. Under the terms of that Agreement, the Company agreed to purchase the additional 500,000 shares of common stock held by the Statutory Liquidator for a price of $.80 per share, as well as the remaining 45,000 additional shares of common stock of Diagnostics for a price of $5.00 per share. The Company has not yet been able to meet its commitment to purchase the foregoing shares.

                      The Statutory Liquidator caused a Writ of Summons in the Commonwealth Court of Pennsylvania (Case No. 509-MD-1995) to be served on the Company indicating in its entirety that Statutory Liquidator has commenced an unspecified action against the Company. As of this date the Company is not aware of any additional filings in connection with this action, although counsel for the Statutory Liquidator has advised the Company that the Statutory Liquidator intends to seek performance in the action for the amounts due it from the Company.

ITEM 3.           LEGAL PROCEEDINGS (CONTINUED)

                  II. INSURANCE COMMISSIONER OF THE COMMONWEALTH OF
                      PENNSYLVANIA, AS THE STATUTORY LIQUIDATOR FOR CORPORATE LIFE INSURANCE COMPANY (UNAFFILIATED THIRD PARTY) (CONTINUED)

                      Management desires to obtain a third party purchaser for the Company's shares.

                      Additionally, as a result of a Federal investigation of the activities of CLIC, the Company has been requested to furnish documents and information in its files related to transactions with CLIC and Life Holdings, Inc. The Company is cooperating fully.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  During the fourth quarter of 1995, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

                  (a) Price Range of Common Stock

                      The high and low trade prices for the Company's Common Stock and Common Stock Purchase Warrants as reported by the American Stock Exchange for the periods indicated are as follows:

                       AMEX SYMBOL                     WMD                              WMD.WS

                          YEAR                    COMMON STOCK                         WARRANTS
                          ----                    ------------                         --------
                          1995               HIGH              LOW              HIGH              LOW
                          ----               ----              ---              ----              ---
                       1st Quarter            1/2              5/16              1/2              1/16
                       2nd Quarter            3/4              7/16                   No Trades
                       3rd Quarter           11/16             7/16              1/4               1/4
                       4th Quarter            9/16              3/8              1/8              1/64

                           1994
                           ----

                       1st Quarter           15/16             11/16             9/16              1/4
                       2nd Quarter           13/16              5/8              7/8              5/16
                       3rd Quarter            3/4               1/2             11/16             3/16
                       4th Quarter           11/16              3/8              7/8              9/16


                  (b) Approximate Number of Equity Security Holders

                      The number of holders of record for each class of equity securities of the Company as of April 2, 1996 was as follows:

                                                              NUMBER OF HOLDERS
                  TITLE OF CLASS                                OF RECORD (1)
                  --------------                                -------------
                  Common Stock, par value $.01
                   per share ("Common Stock")                       1,149

                  Common Stock Purchase Warrants                     203





                      (1) The number of stockholders of record includes shares
                          held in "nominee" or "street" name.

                  (c) Dividends

                    No cash dividends have been declared or paid by the Company.

                  PRIVATE SALE OF STOCK

                  Reference is hereby made to Note 2 of Notes to Consolidated Financial Statements.

ITEM 6.     SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                             YEAR ENDED DECEMBER 31,
                                                    1995             1994             1993             1992             1991
INCOME STATEMENT DATA
Revenues:
  Net sales                                     $     2,709      $     3,694      $     3,686      $     4,450      $     4,973
  Service income                                     18,147           15,793           15,802           16,124           14,524
                                                -----------      -----------      -----------      -----------      -----------
                                                     20,856           19,487           19,488           20,574           19,497
                                                -----------      -----------      -----------      -----------      -----------
Costs and expenses:
  Cost of sales                                       1,920            2,554            2,630            3,033            3,268
  Selling, general and administrative
   expenses, net                                     16,668           15,085           14,930           16,205           15,626
                                                -----------      -----------      -----------      -----------      -----------
                                                     18,588           17,639           17,560           19,238           18,894
                                                -----------      -----------      -----------      -----------      -----------
Operating income  before depreciation
  and special charges                                 2,268            1,848            1,928            1,336              603
                                                -----------      -----------      -----------      -----------      -----------

Depreciation                                            902            1,143            1,142            1,070              903
Special charges                                        --               --               --               --                522
                                                -----------      -----------      -----------      -----------      -----------
                                                        902            1,143            1,142            1,070            1,425
                                                -----------      -----------      -----------      -----------      -----------
Operating income (loss)                               1,366              705              786              266             (822)
                                                -----------      -----------      -----------      -----------      -----------

Other income (expense):
  Minority interest in earnings of
   consolidated subsidiary and limited
   partnerships, net                                   (172)             (53)             (31)             (26)            (597)
  Interest expense                                   (1,050)          (1,390)          (1,210)          (1,123)            (969)
  Gain on sale of stock of subsidiaries                --                135              355              997
  Gain (loss) on sale of assets                        --                726               71              (40)             (11)
  Other, net                                             21              136               38              178              265
                                                -----------      -----------      -----------      -----------      -----------
                                                     (1,201)            (446)            (777)             (14)          (1,312)
                                                -----------      -----------      -----------      -----------      -----------

Income (loss) from continuing operations
 before income taxes                                    165              259                9              252           (2,134)
(Provision) benefit for income taxes                     52              (55)            (247)             (18)             403
                                                -----------      -----------      -----------      -----------      -----------
Income (loss) from continuing operations                217              204             (238)             234           (1,731)

Gain on sale of discontinued operations                --               --               --               --                512
Loss from discontinued operations                      --               --               --               --             (2,311)
                                                -----------      -----------      -----------      -----------      -----------

Net income (loss)                               $       217      $       204      $      (238)     $       234      $    (3,530)
                                                ===========      ===========      ===========      ===========      ===========

Per share data:
  Income (loss) from continuing operations      $      0.04      $      0.03      $     (0.03)     $      0.04      $     (0.30)
  Loss from discontinued operations
   net of income taxes                                 --               --               --               --              (0.32)
                                                -----------      -----------      -----------      -----------      -----------

  Net income (loss)                             $      0.04      $      0.03      $     (0.03)     $      0.04      $     (0.62)
                                                ===========      ===========      ===========      ===========      ===========


Weighted average shares                           6,131,770        8,153,382        7,889,512        5,786,643        5,668,397

BALANCE SHEET DATA (AT YEAR END)
  Working capital (deficiency)                  $    (5,340)     $    (4,236)     $    (2,145)     $    (2,005)     $    (2,440)
  Total assets                                       22,807           26,508           23,920           24,576           22,063
  Long-term debt and lease
   obligations, net of
    current portion                                   7,881            7,965            9,249            9,816            8,253
  Shareholders' equity                                4,543            7,200            6,964            6,248            4,028

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  SUMMARY OF CONSOLIDATED FINANCIAL RESULTS

                                       1995         1994         1993
                                       ----         ----         ----
              Operations            (In thousands, except per share data)
              Revenues:
                Net sales             $  2,709     $  3,694     $  3,686
                Service income          18,147       15,793       15,802
                                      --------     --------     --------
              Total revenues          $ 20,856     $ 19,487     $ 19,488
                                      ========     ========     ========

              Operating income        $  1,366     $    705     $    786
              Percent of revenues          6.5          3.6          4.0

              Net income (loss)       $    217     $    204     $   (238)
              Percent of revenues          1.0          1.0         (1.2)
              Per common share        $    .04     $    .03     $   (.03)





                  NOTE: Reference should be made to the Notes to Consolidated Financial Statements herein.

                  FINANCIAL CONDITION

                  Management believes that the Company's financial condition continues to be strengthened through the concentration of efforts to develop its Health Care Services business. The disposition of the retail liquor store and lounge operations in Florida effective January 1995 was another step in focusing the Company into the health services industry. As a result of the emphasis on health services, rather than manufacture or distribution, Management believes that the Company has established a focused growth plan that is evidenced by the 23% increase in operating earnings before depreciation from $1,848,000 in 1994 to $2,268,000 in 1995. It should also be noted that the 1995 figures include the results of the Alzheimer's Center which opened in October, 1994. This special-needs facility had initial costs that had to be absorbed approximating $325,000 in 1995. The facility reached full capacity in the fourth quarter of 1995 and made its initial contribution toward profits in the fourth quarter; it is expected to favorably impact the Company's 1996 earnings and cash flows.

                  The balance sheet currently reflects the balloon mortgage payment due of approximately $1,640,000, all classified as current, relating to the New Jersey property leased by the purchaser of its former manufacturing division. The mortgage was initially due on October 1, 1995; after obtaining an extension from the lender, the Company currently has a commitment to refinance the loan with an anticipated closing date set for April 1996.

                  Working capital decreased approximately $1,104,000 during the year ended December 31, 1995. Current assets decreased $1,402,000 and current liabilities decreased $298,000 at December 31, 1995 as compared to December 31, 1994. The decrease in current assets was due mostly from declines in cash ($146,000) restricted cash ($244,000), and miscellaneous receivables ($2,523,000) offset by an increase in trade receivables ($1,752,000). The increase in trade receivables and approximately $665,000 of the decrease in other receivables are attributable to the termination of the accounts receivable securitization program. Also relating to the decrease in other receivables was the collection of a $1,700,000 receivable in January, 1995, related to the 1994 sale of a medical office building in which the Company was the general partner in a limited partnership. Current liabilities decreased approximately $298,000, due mostly from declines in securitization advances ($479,000), current portion of long-term debt ($691,000), and federal

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  income taxes payable ($220,000) partially offset by increases in other accrued expenses ($859,000) and taxes other than federal income taxes ($334,000). The decrease in securitization program advances is caused by the termination of the receivable financing program while most of the decrease in current portion of long-term debt was caused by the mortgage payoff of the medical office building. The increase in other accrued expenses is due mostly from the Company accruing for the purchases of treasury stock ($400,000) and shares of Diagnostics Company stock ($225,000) pursuant to an agreement with the State of Pennsylvania (see Notes 1B and 2). The increase in taxes other than federal income taxes consists mostly of an increase in payroll taxes.

                  LIQUIDITY AND CAPITAL RESOURCES

                  The Company experienced anticipated adverse cash flow in 1995 related to the startup of the Alzheimer's Center as a result of the need for staffing at disproportionate levels during the period of orderly introduction of patients to the facility as well as delays in Medicaid reimbursement. The facility has reached capacity and attained profitability in the fourth quarter of 1995. With anticipated rate increases and operational efficiencies, management believes the facility will generate profits during all of 1996.

                  The Company replaced its CT Scan unit with an upgraded state-of-the-art model in the fourth quarter of 1995 at the Diagnostic and Radiology Center operated by a limited partnership of which a subsidiary is general partner. The new, upgraded unit is capable of significantly higher speed and additional imaging procedures. The Center is also installing additional imaging techniques such as angiography and fluoroscopy in the second quarter of 1996. The costs of such additional equipment, approximately $745,000, will be financed through the Partnership by favorable vendor financing programs.

                  The Company continues to restructure its financing to obtain more funds for working capital needs. Subsequent to year-end, the Company re-financed most of its equipment, obtaining a $1,700,000 note payable over 60 months, thereby reducing monthly payments by approximately $25,000 per month and infusing approximately $677,000 of working capital into the Company. See Note 15 to the financial statements.

                  The Company also refinanced the mortgage at its Diagnostic Center, obtaining a 10-year fixed rate at 9.41% while providing funds of approximately $229,000. These funds are to be used for working capital related to the expansion of modalities at the facility.

                  The accounts receivable securitization program was terminated in 1995 through an Action filed by the Company (see Note 15C). The Company is currently reviewing proposals to replace this financing program; it is anticipated that a replacement program will be finalized in the second quarter. As a result of this transition, the Company has experienced cash flow difficulties from time to time but has maintained good working relationships with its vendors.

                  Management further believes the present resources available, the accounts receivable financing program indicated above, as well as profitable operations will meet anticipated requirements for the operations of the business. There are no further material commitments for capital expenditures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  RESULTS OF OPERATIONS 1995-1994

                  Consolidated revenues from operations for the year ended December 31, 1995 increased approximately $1,369,000 or 7.0% over 1994. Net sales declined approximately $985,000 as compared to the previous year, due mostly to the disposition of the liquor operations effective as of January 1, 1995 (see
                  Note 11B). Service revenues increased approximately $2,354,000 or 14.9% over the same period in 1994. The increase is primarily attributable to the newly-opened Alzheimer's Center ($2,650,000) offset by a decline in volume in Home Health Care.

                  Cost of sales decreased approximately $634,000 for the year as compared to 1994, primarily from the disposition of the liquor operations. Gross margin for the year ended December 31, 1995 was 29.1% as compared to 30.9% for the comparable period in 1994.

                  Selling, general and administrative expenses increased approximately $1,583,000 for the year ended December 31, 1995 as compared to 1994, primarily attributable to costs associated to the Alzheimer's Center partially offset by the disposition of the liquor operations.

                  Operating income increased approximately $660,000 or 93.6% for the year ended December 31, 1995 as compared to the same period in 1994. The increase is mostly attributable to increases at the Diagnostics Center and the Alzheimer's Center.

                  Interest expense decreased approximately $340,000 as compared to 1994, primarily from reduced borrowings related to the termination of the securitization program.

                  Inflation has not had a significant effect on the net sales and revenues of the Company. While inflation has caused some increases in costs, there have been corresponding increases in selling prices and service fees, neither of which have been significant.

                  RESULTS OF OPERATIONS 1994-1993

                  Consolidated revenues from operations for the year ended December 31, 1994 were relatively stable compared to 1993, decreasing approximately $1,000. Net sales were also stable when comparing 1994 to 1993, increasing approximately $8,000 over the previous year while service revenues decreased $9,000 from 1993.

                  Services revenues had declined approximately $353,000 for the year ended December 31, 1994 primarily due to the termination, during May, 1993, of a management agreement with a family medical practice whose results for the first five months are included in the 1993 revenue figures. A subsidiary of the company continued to provide billing services to the medical practice through June 1995. Revenues in the Home Health Care subsidiary declined by approximately $185,000, due mostly from a decrease in Home Health visits for 1994. Offsetting the decline in revenues, the nursing home revenues increased by approximately $484,000 partly from existing homes ($311,000) and partly due to the October, 1994 opening of the Alzheimer's Center ($173,000).

                  Cost of sales for the year ended December 31, 1994 decreased approximately $76,000 or 3.0% as compared to 1993, resulting in an increased gross margin of 30.9% in 1994 vs 28.7% in 1993.

                  Selling, general, and administrative expenses increased approximately $155,000 or 1.0% over 1993. The increase in expenses was mainly attributable to the startup of the Alzheimer's Center in October, 1994. Excluding the Alzheimer's facility, selling, general, and administrative expenses declined by approximately $233,000 or 1.6% when comparing 1994 to 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  RESULTS OF OPERATIONS 1994-1993 (CONTINUED)

                  Interest expense increased approximately $180,000 or 14.9% for 1994 as compared to 1993. The increase was due primarily to higher interest costs on the accounts receivable securitization program and interest expense in the fourth quarter on the newly opened Alzheimer's Center.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See the list of financial statement schedules included in Part IV, Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING \ AND FINANCIAL DISCLOSURE

                  None.

                                  [LETTERHEAD]


                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
The Wendt-Bristol Health Services Corporation
Columbus, Ohio

         We have audited the 1995, 1994 and 1993 consolidated financial statements and related schedules of The Wendt-Bristol Health Services Corporation and Subsidiaries listed in Item 14(a)(1) and (2) of the annual report on Form 10-K of The Wendt-Bristol Health Services Corporation for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Wendt-Bristol Health Services Corporation and Subsidiaries at December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for the three years then ended in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly, in all material respects, the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

                                                   HAUSSER & TAYLOR
Columbus, Ohio
April 16, 1996

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                   ASSETS                                                           1995                1994
                   ------                                                           ----                ----
CURRENT ASSETS
  Cash                                                                         $     35,825        $    182,042
                                                                               ------------        ------------
  Restricted cash (Note 4)                                                          163,962             407,616
                                                                               ------------        ------------
  Receivables (Note 5):
   Trade, net of allowance for doubtful accounts of
    $340,000 in 1995 and $250,000 in 1994                                         2,678,551             926,085
   Notes receivable - current                                                        49,920              80,710
   Miscellaneous                                                                    858,032           3,380,655
                                                                               ------------        ------------
                                                                                  3,586,503           4,387,450
  Inventories                                                                       489,042             586,395
  Prepaid expenses and other current assets                                         549,774             663,590
                                                                               ------------        ------------
        Total current assets                                                      4,825,106           6,227,093
                                                                               ------------        ------------


PROPERTY, PLANT AND EQUIPMENT (Notes 6 and 7)                                    19,531,862          19,259,407
  Less accumulated depreciation and amortization                                 (5,243,057)         (4,974,847)
                                                                               ------------        ------------
                                                                                 14,288,805          14,284,560
                                                                               ------------        ------------

INVESTMENTS AND OTHER ASSETS
  Investment in preferred stock, at cost (Notes 2 and 12C)                             --             3,000,000
  Notes and other receivables, net of current portion                               395,912             644,084
  Notes receivable from officers and related parties (Notes 11B and 11C)            863,509             242,112
  Life insurance premiums receivable (Note 11D)                                     758,795             300,789
  Excess of cost over assets of businesses and subsidiaries
   acquired, less accumulated amortization                                          637,729             507,540
  Deferred charges                                                                  776,622             871,162
  Other assets                                                                      260,847             430,701
                                                                               ------------        ------------
                                                                                  3,693,414           5,996,388
                                                                               ------------        ------------


        Total assets                                                           $ 22,807,325        $ 26,508,041
                                                                               ============        ============



    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                    LIABILITIES AND STOCKHOLDERS' EQUITY                   1995                1994
                    ------------------------------------                   ----                ----

CURRENT LIABILITIES
  Securitization program advances (Note 5)                             $     --          $    478,500
  Accounts payable                                                      2,836,474           3,003,115
  Accrued expenses and other liabilities:
   Salaries and wages                                                     451,718             356,238
   Taxes, other than federal income taxes                               1,315,508             981,895
   Interest                                                                87,520             117,046
   Stock purchase agreement payable (Notes 1B and 2)                      625,000                --
   Other                                                                1,987,634           1,753,861
  Long-term obligations classified as current (Notes 7 and 15)          2,760,789           3,451,989
  Federal income taxes payable (Note 9)                                   100,000             320,000
                                                                     ------------        ------------
        Total current liabilities                                      10,164,643          10,462,644

LONG-TERM OBLIGATIONS LESS AMOUNTS
 CLASSIFIED AS CURRENT (Notes 7 and 15)                                 7,880,566           7,964,568
                                                                     ------------        ------------

        Total liabilities                                              18,045,209          18,427,212
                                                                     ------------        ------------

MINORITY INTERESTS                                                        219,541             881,282
                                                                     ------------        ------------

CONTINGENCIES AND COMMITMENTS (Notes 5, 7, 8 and 12)

STOCKHOLDERS' EQUITY (Notes 2 and 10)
  Common stock, $.01 par, authorized 12,000,000 shares;
   issued 8,243,480 shares in 1995 and 8,240,730 in 1994                   82,435              82,407
  Capital in excess of par                                             10,274,974          10,311,509
  Retained earnings (deficit)                                          (2,872,818)         (3,089,543)
                                                                     ------------        ------------
                                                                        7,484,591           7,304,373
  Treasury stock, at cost, 2,523,722 shares in 1995 and
   45,486 shares in 1994                                               (2,942,016)           (104,826)
                                                                     ------------        ------------
                                                                        4,542,575           7,199,547
                                                                     ------------        ------------

        Total liabilities and stockholders' equity                   $ 22,807,325        $ 26,508,041
                                                                     ============        ============


    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                   1995                1994                1993
                                                                   ----                ----                ----
REVENUES
  Net sales                                                   $  2,708,955        $  3,693,912        $  3,686,304
  Service income                                                18,147,243          15,793,150          15,801,651
                                                              ------------        ------------        ------------
                                                                20,856,198          19,487,062          19,487,955
                                                              ------------        ------------        ------------
COSTS AND EXPENSES
  Cost of sales                                                  1,920,118           2,554,002           2,629,851
  Selling, general and administrative expenses                  16,667,723          15,085,200          14,930,291
                                                              ------------        ------------        ------------
                                                                18,587,841          17,639,202          17,560,142
                                                              ------------        ------------        ------------

OPERATING INCOME BEFORE
 DEPRECIATION                                                    2,268,357           1,847,860           1,927,813
                                                              ------------        ------------        ------------

DEPRECIATION                                                       902,692           1,142,594           1,141,548
                                                              ------------        ------------        ------------

OPERATING INCOME                                                 1,365,665             705,266             786,265
                                                              ------------        ------------        ------------

OTHER INCOME (EXPENSE)
  Minority interests in earnings, net of tax                      (171,701)            (52,856)            (30,440)
  Interest expense, net (Notes 5 and 7)                         (1,050,226)         (1,389,997)         (1,209,984)
  Gain on sale of stock of subsidiaries (Notes 2 and 3)               --               135,101             354,712
  Gain on sale of assets                                              --               726,273              71,110
  Other, net                                                        21,008             135,671              37,801
                                                              ------------        ------------        ------------
                                                                (1,200,919)           (445,808)           (776,801)
                                                              ------------        ------------        ------------

INCOME BEFORE INCOME TAXES                                         164,746             259,458               9,464

INCOME TAX BENEFIT (EXPENSE) (Note 9)                               51,979             (55,340)           (247,600)
                                                              ------------        ------------        ------------

NET INCOME (LOSS)                                             $    216,725        $    204,118        $   (238,136)
                                                              ============        ============        ============


INCOME (LOSS) PER COMMON SHARE
 (Note 1)                                                     $       0.04        $       0.03        $      (0.03)
                                                              ============        ============        ============


WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                    6,131,770           8,153,382           7,889,512
                                                              ============        ============        ============


    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                    COMMON       CAPITAL IN          RETAINED         TREASURY
                                                     STOCK      EXCESS OF PAR        EARNINGS          STOCK              TOTAL
                                                  -----------   -------------       -----------     ------------       ------------

BALANCE AT DECEMBER 31, 1992                      $    77,380   $  9,362,596        $(3,055,525)    $   (136,745)      $  6,247,706

  Treasury stock acquired (4,900 shares)                                                                  (5,830)            (5,830)

  Shares contributed to Retirement Plan
   (4,249 shares)                                                                                          6,039              6,039

  Warrants exercised for common stock                      27          3,723                                                  3,750

   Shares issued (500,000) in exchange for
   retirement of $1,000,000 debt (Note 2)               5,000        945,190                                                950,190

  Net loss                                                                             (238,136)                           (238,136)
                                                  -----------   ------------        -----------     ------------       ------------


BALANCE AT DECEMBER 31, 1993                           82,407     10,311,509         (3,293,661)        (136,536)         6,963,719

  Shares contributed to Retirement Plan
   (8,448 shares)                                                                                         13,066             13,066

  Shares exchanged (45,000) for shares (10,000)
   of Diagnostic Company                                                                                  18,644             18,644

  Net income                                                                            204,118                             204,118
                                                  -----------   ------------        -----------     ------------       ------------


BALANCE AT DECEMBER 31, 1994                           82,407     10,311,509         (3,089,543)        (104,826)         7,199,547


  Shares contributed to Retirement Plan
   (21,764 shares)                                                   (40,257)                             50,157              9,900

  Warrants exercised for common stock                      28          3,722                                                  3,750

  Treasury stock acquired (2,500,000 shares)
   (Note 2 )                                                                                          (2,887,347)        (2,887,347)

  Net income                                                                            216,725                             216,725
                                                  -----------   ------------        -----------     ------------       ------------


BALANCE AT DECEMBER 31, 1995                      $    82,435   $ 10,274,974        $(2,872,818)    $ (2,942,016)      $  4,542,575
                                                  ===========   ============        ===========     ============       ============


    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                              1995               1994               1993
                                                              ----               ----               ----
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (loss)                                      $   216,725        $   204,118        $  (238,136)
                                                         -----------        -----------        -----------
  Adjustments required to reconcile net income
   (loss) to net cash provided by operating
    activities:
     Amortization, depreciation and other, net               920,606          1,156,801          1,161,661
     Provision for losses on notes and accounts
      receivable                                             105,528            111,647            174,847
     (Gain) loss on sale of assets                              --             (726,273)           (71,110)
     Life insurance premium reserve                         (376,000)              --                 --
     Costs associated with acquisition of minority
       interest in limited partnership                       151,950               --                 --
     Gain on sale of stock of subsidiary                        --             (135,101)          (354,712)
     Minority interest in earnings of consolidated
      subsidiaries                                           171,701             52,856             30,440
     Changes in assets and liabilities:
      Receivables:
       Sale (purchase) of receivables                     (1,354,048)              --            1,488,936
       Other changes                                         314,009           (435,478)          (167,190)
     Inventories                                             (29,350)            47,269             32,191
     Prepaid expenses and other current assets               130,423           (182,615)           (85,815)
     Accounts payable                                          3,693          1,137,403           (496,142)
     Accrued expenses and other liabilities                  716,346            229,816           (448,220)
     Federal income taxes payable                           (220,000)           100,000            220,000
     Deferred charges and other                               23,607           (231,790)          (145,415)
                                                         -----------        -----------        -----------
       Total adjustments                                     558,465          1,124,535          1,339,471
                                                         -----------        -----------        -----------
         Net cash provided by operations                     775,190          1,328,653          1,101,335
                                                         -----------        -----------        -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Purchase of subsidiary stock                                  --                 --             (210,000)
  Purchase of minority interest from limited
   partners                                                 (250,000)              --                 --
  Collection of miscellaneous receivable                   1,700,000               --                 --
  Proceeds from sale of property, plant and
   equipment and investments                                    --              275,000            312,285
  Decrease in notes receivable                               278,962             67,087             71,243
  Receipts from (disbursements to) related parties
   and former affiliates, net                               (184,390)           (96,622)            79,120
  Utilization of (deposit to) restricted cash                243,654             72,484           (330,100)
  Capital expenditures                                      (504,321)          (771,549)          (450,539)
                                                         -----------        -----------        -----------
         Net cash provided by (used in) investing
          activities                                       1,283,905           (453,600)          (527,991)
                                                         -----------        -----------        -----------





    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                 1995               1994               1993
                                                                 ----               ----               ----
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Distributions to limited partners, net                      (143,842)          (238,878)          (338,942)
  Treasury stock transferred, net                                 --                 --                  209
  Purchase of common stock of subsidiary                        (2,000)              --                 --
  Proceeds from stock offering                                    --              128,655            932,436
  Proceeds from warrants exercised                               3,750               --                3,750
  Principal payments on long-term obligations               (1,589,240)          (940,052)          (976,898)
  Proceeds from borrowing on long-term obligations               4,520             93,944            255,474
  Net reductions under line of credit agreements                  --                 --             (838,843)
  Net advances from (payments to)
   securitization program                                     (478,500)           (46,500)           525,000
                                                           -----------        -----------        -----------
        Net cash used in financing activities               (2,205,312)        (1,002,831)          (437,814)
                                                           -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH                               (146,217)          (127,778)           135,530

CASH - Beginning of period                                     182,042            309,820            174,290
                                                           -----------        -----------        -----------

CASH - End of period                                       $    35,825        $   182,042        $   309,820
                                                           ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the years for:
    Interest, net of amount capitalized and interest
      income                                               $ 1,060,226        $ 1,360,602        $ 1,269,921
    Income taxes                                           $   252,593        $    25,656        $     9,929

Supplemental Disclosures of Noncash
 Investing and Financing Activity (Note 17)






    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

        A.        PRINCIPLES OF CONSOLIDATION

                  The primary business of The Wendt-Bristol Health Services Corporation and its subsidiaries (the "Company") is to provide health care services. Through subsidiaries and limited partnerships, The Wendt-Bristol Company ("W-B"), itself a subsidiary, operates three nursing homes, a home health care delivery service, and a diagnostics center featuring fixed-site magnetic resonance imaging ("MRI"), CT Scan, Sonography and other modalities. Additionally, the Company operates retail pharmacy locations in Ohio and is the landlord of a non-related manufacturing building (see Note 12A).

                  The consolidated financial statements include the accounts of all companies of which The Wendt-Bristol Health Services Corporation or a wholly-owned subsidiary has majority ownership or management control. All material intercompany transactions have been eliminated in consolidation.

         B.       ACQUISITIONS AND DISPOSITIONS OF SUBSIDIARIES OR PARTNERSHIP
                  INTERESTS

                  During 1994, the Company, as general partner of a limited partnership, sold the assets of a partnership which owned a rental medical office building. In 1995, the Company purchased the limited partnership interests for cash of $250,000. The purchase price in excess of the limited partnership's book basis approximating $151,000 has been expensed in the Consolidated Statement of Operations and included in the caption "Other, net".

                  During March 1995, the Company acquired 345,000 common shares in a subsidiary of the Company (Wendt-Bristol Diagnostic Company "Diagnostics") for approximately $744,000. The purchase of these additional common shares has increased the Company's ownership to approximately 83%. The acquisition cost exceeded the underlying equity in net assets ("goodwill") by $148,103. See Note 1H for further discussion with respect to amortization.

                  During 1994, the Company sold 17,400 common shares of its holdings in Diagnostics resulting in a gain of $46,744. Further, the Company has expensed previously deferred operating costs due to the termination of the offering, see
                  Note 3, and recognized a gain for the increase in their share of the equity of Diagnostics as a result of the dilution of the minority shareholders. Dilution has occurred due to shares being sold at values in excess of book value. The combined amounts total $135,101 and are included in the Consolidated Statements of Operations in the caption "Gain on sale of stock of subsidiaries".

                  In November 1993, Diagnostics purchased a one half (50%) interest in its subsidiary Health America, Inc. for $210,000 which had been sold in May 1992. As a result of this transaction, Diagnostics owns 100% of Health America, Inc. The purchase price was allocated to excess of cost over assets of businesses and subsidiaries acquired. Additionally, during 1993, the Company sold 95,513 common shares of its holdings in Diagnostics pertaining to two different public offerings resulting in a gain of $354,712 which is included in the Consolidated Statements of Operations in the caption "Gain on sale of stock of subsidiaries". See further discussion in Note 2.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (CONTINUED)

         C.       STATEMENT OF CASH FLOWS

                  For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash. No such investments were purchased during 1995, 1994 or 1993.

        D.        CONCENTRATIONS OF CREDIT RISK

                  Credit risk associated with cash balances in excess of federally-insured amounts is minimized by using several accounts at major financial institutions.

        E.        ACCOUNTS RECEIVABLE

                  During February 1993, the Company and certain of its subsidiaries entered into a three-year financing agreement involving the sale of their accounts receivable. The agreement provided for the Company's sale of its health care trade accounts receivable, subject to various terms and conditions, with limited recourse, with the Company continuing to service the accounts. A sale was recorded when the health care accounts receivable were transferred to the purchaser, net of contractual allowances. Such sales are not included in the Consolidated Statement of Operations and no gain or loss arises in the transaction. The agreement terminated in 1995 through an action filed by the Company and the Company is currently evaluating several alternatives to replace this receivable financing program. The resolution of a dispute in this matter is discussed in Note 15C.

                  Certain receivables from the Company's medical services segment are due from third party payors, including Medicare, Medicaid and commercial insurance carriers, under contractual arrangements by which payment may be at a discount from billed charges, as is customary within the health care industry. The Company estimates and records allowances for such discounts to billed charges to recognize revenues based on amounts expected to be recovered.

                  A significant portion of the income earned by the nursing homes is related to services provided to Medicaid patients. The income reported for the nursing homes is based on cost reports filed with the State of Ohio and such reports are subject to audit and adjustment by Medicaid auditors.

          F.      INVENTORIES

                  Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories at December 31, 1995 and 1994 were $489,042 and $586,395, respectively. Inventories at December 31, 1995 consist of retail pharmaceuticals, durable medical equipment and supplies while the December 31, 1994 inventory also included the liquor inventory from the Florida operations (see Note 11B).

          G.      PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is computed using principally the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the primary lease term or the life of the related improvement, whichever period is shorter. Expenditures for major renewals and betterments that extend the useful lives of property, plant and equipment are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (CONTINUED)

      H.          EXCESS OF COST OVER ASSETS OF BUSINESSES AND SUBSIDIARIES
                  ACQUIRED

                  Costs of acquired businesses in excess of the value of net assets (i.e., goodwill) are amortized over periods ranging from 20 to 40 years, except for goodwill associated with the manufacturing real estate, which is being amortized over the estimated remaining life of the building. Amortization expense for the years ended December 31, 1995, 1994, and 1993, amounted to approximately $17,900, $14,200, and $20,200, respectively. Accumulated amortization at December 31, 1995, 1994 and 1993, was $141,100, $123,200, and $109,000,
                  respectively. At December 31, 1994, goodwill consists of an amount applicable to the manufacturing real estate and purchase of a 50% interest of Health America, Inc. At December 31, 1995 it also included an amount applicable to the purchase of shares of Diagnostics Company (see Note 1B).

      I.          DEFERRED CHARGES

                  The Company has included in deferred charges costs that are being amortized over future periods. They are predominantly costs associated with financing, costs incurred for staff training and other pre-opening items prior to admittance of patients at the new Alzheimer's facility and a rent adjustment to properly recognize rental income on the leased manufacturing facility.

      J.          ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      K.          INCOME (LOSS) PER SHARE

                  Per share amounts were computed using the weighted average number of shares outstanding during each period. The common stock equivalents (stock options and warrants) outstanding would be anti-dilutive for all years presented.

      L.          INCOME TAXES

                  The Company utilizes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see Note 9).

      M.          FAIR VALUE

                  On January 1, 1995, the Company adopted SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", which requires the disclosure of the fair market value of all financial instruments for which it deems practicable to estimate fair value (See Note 18).

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (CONTINUED)

        N.        STOCK BASED COMPENSATION

                  The Company utilizes the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (see
                  Note 10). The Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", will be effective for the Company's year beginning January 1, 1996. The FASB requires disclosure of new employee stock options in the form of a note to the financial statements based on their fair value at the date of grant. Such disclosure is not expected to be significant to the users of these financial statements.

NOTE    2.        PRIVATE COMMON STOCK TRANSACTIONS

                  On February 27, 1995, the Company, pursuant to a certain Stock Exchange Agreement (the "Agreement") by and between the Company and the Insurance Commissioner of the Commonwealth of Pennsylvania, as Statutory Liquidator (the "Statutory Liquidator") for Corporate Life Insurance Company ("CLIC") and successor to CLIC, agreed to sell to the Statutory Liquidator thirty thousand (30,000) preferred shares (par value $100 per share or a total of $3,000,000) owned by the Company in Life Holdings, Inc., in exchange for two million (2,000,000) shares of the Company's common stock and three hundred thousand (300,000) shares of common stock of Wendt-Bristol Diagnostics Company ("Diagnostics"), a majority-owned consolidated subsidiary of the Company, owned by CLIC. The closing of the transaction contemplated by the Agreement occurred on March 2, 1995. The value assigned to (i) the Company's 2,000,000 common shares of $2,481,091 ($1.24 per share) and (ii) the Diagnostics 300,000 common shares of $518,909 ($1.73 per share) equal $3,000,000. The Company's common shares have been included in Treasury Stock on the accompanying balance sheet for 1995; while Diagnostic's common shares are recorded as an additional investment in a consolidated subsidiary, which is eliminated in consolidation except for goodwill.

                  In addition, as part of the transaction contemplated by the Agreement, the Company or its designee agreed to purchase from the Statutory Liquidator, within ninety (90) days, subject to extension, five hundred thousand (500,000) additional shares of common stock of the Company for a price of $.80 per share, and forty-five thousand (45,000) additional shares of common stock of Diagnostics for a price of $5.00 per share.

                  In total this additional obligation of $625,000 has been included in stock purchase agreement payable with resulting increases in Treasury stock of the Company of $400,000 and $225,000 recorded as a further increase in the investment in a consolidated subsidiary which is eliminated in consolidation except for goodwill. The $625,000 payable remains unpaid at April 15, 1996, see Note 16D for further discussion.

                  Upon the consummation of payment for the additional Company 500,000 common shares and 45,000 common shares of Diagnostics, the Company will have reacquired all shares previously issued and/or sold in transactions with CLIC. These transactions included:

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE    2.        PRIVATE COMMON STOCK TRANSACTIONS (CONTINUED)

                  (i) During 1992, the sale and issuance by the Company to CLIC of 3,000,000 common shares of the Company for $3,000,000 and sale by the Company to CLIC of 250,000 (which was increased to 300,000 shares upon issuance of a stock dividend to all holders) common shares of Diagnostics for $1,000,000 such shares being paid for by delivery by CLIC to the Company of 1,000,000 shares (of the aforementioned 3,000,000 shares) of common stock of the Company.

                  (ii) During 1993, $1,000,000 of subordinated debt was liquidated by issuing 500,000 shares of common stock of the Company at $2.00 per share to CLIC that was the holder of such debt.

                  (iii) The purchase, by CLIC, of an additional 45,000 shares of Diagnostics common stock during its public offering. See Note 3.

NOTE 3.           SALE OF STOCK OF SUBSIDIARIES

                  WENDT-BRISTOL DIAGNOSTICS COMPANY ("DIAGNOSTICS")

                  In September 1993, Diagnostics updated certain information and filed a second Preliminary Regulation A Offering Circular with the Securities and Exchange Commission ("SEC") for the sale of up to 807,900 shares of common stock of which 553,950 shares were being sold by Diagnostics and the balance sold by a wholly-owned subsidiary of the Company.

                  As of December 31, 1994 and 1993 gains of approximately $46,700 and $354,700, respectively, have been recorded as a result of the sale of 17,400 and 95,513 shares, respectively, of Diagnostics by W-B through the two public offerings. During 1994, the offering was terminated and related offering costs were charged against gain on sale of stock of subsidiary (see
                  Item 1. Business). No shares were sold in 1995.

                  At December 31, 1995, 1994 and 1993, the Company owns, through its wholly owned subsidiary, approximately 83%, 54% and 55%, respectively, after retroactively adjusting for the effects of a 20% stock dividend in shares of the common stock of Diagnostics to all its stockholders, except Wendt-Bristol Company, which waived its right to receive the stock dividend. See Notes 1B and 2 concerning Wendt-Bristol Company's acquisition of approximately 29% additional shares of Diagnostics.

NOTE 4.           RESTRICTED CASH

                  The Company has restricted cash of $163,962 and $407,616, at December 31, 1995 and 1994, respectively. The amounts in a bank trust account were $163,962 at December 31, 1995 and $150,000 at December 31, 1994. These restricted assets were set aside to satisfy the New Jersey Department of Environmental Protection and Energy in connection with the reimbursement of clean-up expenses at the leased manufacturing facility located in Passaic, New Jersey. See Item 1. Business and Note 12A.

           WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 4.           RESTRICTED CASH (CONTINUED)

                  The remainder of the restricted cash in 1994 relates to an escrow fund maintained by the mortgage agent for the HUD financing of the Alzheimer's facility (see Note 7). HUD requirements provide for the establishment of funds to be used for expected initial operating deficits for the initial fifteen months of operation. The balance was approximately $258,000 at December 31, 1994 and was utilized in 1995.

NOTE 5.           RECEIVABLES

                  The following schedule states current receivables by specific groups as indicated at December 31:

                                                                         1995             1994
                                                                         ----             ----
                        Receivables:
                          Trade (net of allowance for doubtful
                           accounts) - (a)                            $2,678,551       $  926,085
                                                                      ----------       ----------
                        Notes receivable - current:
                          Others                                          49,920           80,710
                                                                      ----------       ----------

                        Miscellaneous receivables:
                          Sale of building - (b)                            --          1,700,000
                          Securitization program reserves - (c)             --            664,858
                          Medicaid settlements                            73,666          525,691
                          Medicare settlements                           289,232          251,000
                          Others - (d)                                   495,134          239,106
                                                                      ----------       ----------
                        Total                                            858,032        3,380,655
                                                                      ----------       ----------

                        Total current receivables                     $3,586,503       $4,387,450
                                                                      ==========       ==========




         (a) During February, 1993, the Company and certain of its subsidiaries entered into a three-year financing arrangement to sell, with limited recourse, its health care trade accounts receivable. This agreement terminated in 1995. See additional discussion in Notes 1E and 15C. Cash proceeds from the sale of these receivables amounted to approximately $7,932,000 in 1995 and $9,261,000 in 1994. Uncollected sold receivable balances were approximately $1,496,000 at December 31, 1994. Accounts receivable balances at December 31, 1995 have been reinstated on the balance sheet as the financing arrangement had terminated. Trade receivables as shown in the 1994 Consolidated Balance Sheet are exclusive of the receivable interests sold under this program. Program fees and costs are included in "interest expense, net" approximating 20% per annum in the Consolidated Statement of Operations. Such sales are not included in the Consolidated Statement of Operations and no gain or loss arise from these transactions.

                  Additionally, the purchaser advanced funds approximating $478,500 at December 31, 1994, that were in excess of purchased receivables. As consideration for advances totaling $325,000, the Company granted a two-year option, which expired February, 1995 without being exercised, to the purchaser to purchase 10,000 common shares of Diagnostics in its portfolio for $4 per share.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 5.           RECEIVABLES (CONTINUED)

         (b) During September, 1994, a limited partnership (of which the Company is general partner) entered into an agreement to sell its owned medical office building. At that time, the agreement included numerous buyer/seller contingencies. On December 29, 1994 the Company concluded the agreement to sell and recorded the transaction resulting in a gain for which the Company's share is approximately $450,000, which has been included in the 1994 Consolidated Statement of Operations. The receivable of $1,700,000 was collected in January, 1995.

         (c) In connection with the securitization program above, the third party purchasing the receivables held reserves as additional collateral for the receivables purchased from the Company. These cash reserves were released in full upon termination of the securitization program.

         (d) The 1995 balance consists mostly (approximately $340,000) of a receivable due from the former owner of two of the nursing homes regarding adjustments to the final purchase price of the transaction.

         (e) Total interest income for the years ended December 31, 1995, 1994 and 1993, amounted to $133,719, $53,323 and $73,839, respectively, and is netted against interest expense in the accompanying Consolidated Statements of Operations.

NOTE 6.           PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment at December 31, 1995 and 1994 and the estimated useful lives used in computing depreciation are as follows:

                                                                      Estimated
                                            December 31,             Useful Lives
                                      1995                1994        (in years)
                                      ----                ----        ----------
Land and improvements            $  1,615,349        $  1,615,349         30
Buildings and improvements         11,606,280          11,506,511        3-40
Machinery and equipment             6,310,233           6,137,547        3-14
                                 ------------         -----------
                                   19,531,862          19,259,407
Accumulated depreciation
 and amortization                  (5,243,057)         (4,974,847)
                                 ------------         -----------
                                 $ 14,288,805         $14,284,560
                                 ============         ===========


                  Included in property, plant and equipment at December 31, 1995 and 1994 are land, buildings and improvements of $4,427,021 and $4,294,266 with accumulated depreciation and amortization of $948,851 and $841,862, respectively, leased to the purchaser of its former manufacturing division (see Note 12A).

                  Depreciation and amortization expense for the years ended December 31, 1995, 1994 and 1993 was $902,692, $1,142,594 and
                  $1,141,548, respectively.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 7.           LONG-TERM OBLIGATIONS

                  At December 31, 1995 and 1994, long-term obligations are as follows:


                                                       1995             1994
                                                       ----             ----

Construction mortgage loan at 8.875%                $     --         $3,018,074

8.875% mortgage, payable in monthly
installments including interest through
December, 2034                                       3,176,074             --

9% mortgage, payable in monthly installments
including interest through June, 2027                2,948,694        2,964,648

8.25% mortgage, payable in monthly
installments including interest through
February 2002, refinanced April, 1996
(see Note 15)                                          431,674          501,670

Variable rate mortgage - interest at 7.5%  at
December 31, 1994, paid in full in
January, 1995                                             --            777,893

11.26% mortgage, payable in monthly
installments plus interest through September
1995, with any remaining balance due
October 1, 1995, extended to April 1, 1996 at
10%.  Company has received a commitment
letter from another lender to refinance the
mortgage.  Anticipated closing date is
April, 1996                                          1,639,556        1,766,959

Variable rate mortgage - interest at 10.5% at
December 31, 1995 and 1994,  payable in
monthly installments through December, 1997             69,996          102,083

7.9% to 21% notes payable in monthly
installments including interest, through
December, 2002, collateralized by equipment,
a portion subsequently refinanced in March,
1996 (see Note 15)                                   2,162,653        2,222,088

Advances due under accounts receivable
securitization program of which $157,509 is
due on a 9% note payable in monthly
installments April through June, 1996                  174,445             --

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 7.           LONG-TERM OBLIGATIONS (CONTINUED)

                                                    1995              1994
                                                    ----              ----
Capitalized lease obligations (see Note 8)            38,263            63,142
                                                 -----------       -----------
                                                  10,641,355        11,416,557
Less:
  Current installments                             2,760,789         3,451,989
                                                 -----------       -----------
Long-term portion                                $ 7,880,566       $ 7,964,568
                                                 ===========       ===========



                  CONSTRUCTION MORTGAGE LOAN

                  In April 1993, the Company commenced the construction of an Alzheimer's Patient Care Center (the "Center") located in Columbus, Ohio. The total costs for the Center were approximately $3,550,000. The Company obtained a financing commitment to partially pay for the cost of constructing the Center from the U.S. Department of Housing and Urban Development ("HUD"). The permanent financing obtained was for approximately $3,200,000, at an interest rate of 8.875% and monthly payment terms for 40 years. Amortization commenced during 1995 and the balance due at December 31, 1995 is $3,176,074.

                  OTHER

                  Aggregate future principal maturities of long-term debt and capital lease obligations are as follows: 1996 - $2,760,789, 1997 - $804,544, 1998 - $233,419, 1999 - $235,838, 2000 -
                  $247,865, and thereafter - $6,358,900. Included in the current portion of $2,760,789 is the balloon payment on the 10% mortgage payable of $1,639,556. The Company has a lender's commitment letter to refinance the remaining balance and anticipates a closing in April 1996.

                  All land and real estate is collateralized by the mortgages payable.

                  The Company incurred interest expense, exclusive of capitalized construction interest of $162,730 in 1994 and $22,642 in 1993, in the amount of $1,183,945, $1,443,320 and
                  $1,283,823, in 1995, 1994 and 1993, respectively.

                  COMMITMENTS

                  The Company is obtaining additional imaging techniques such as angiography and fluoroscopy in the second quarter of 1996. The cost of such equipment, approximating $745,000, will be financed by a favorable vendor financing program.

NOTE 8.           LEASE COMMITMENTS

                  With the exception of the medical diagnostic center which is owned by a limited partnership, and the two Columbus, Ohio nursing homes, the Company leases all of the locations used in its businesses under leases expiring on dates ranging through July 2015.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 8.           LEASE COMMITMENTS (CONTINUED)

                  As of December 31, 1995, minimum annual rental commitments under noncancelable leases amount to:

                                                       OPERATING                     CAPITAL
                                                        LEASES                       LEASES
                                                        ------                       ------

                                   1996              $  511,739                     $18,205
                                   1997                 425,207                       9,530
                                   1998                 312,602                       9,530
                                   1999              $  296,650                       8,736
                                   2000                 290,036                       -
                                Thereafter            4,429,469                       -
                                                     ----------                     -------
                                                     $6,265,703                      46,001
                                                     ==========
                        Less amounts representing
                         interest                                                    (7,738)
                                                                                    -------
                                                                                    $38,263
                                                                                    =======


                  In addition, the Company remains contingently liable for certain leases on locations that have been sold. These contingent leases include payments aggregating $565,000 over the next five years.

                  Rental expense included in the Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993, was approximately $564,000, $656,000 and $688,000, respectively, net of annual sublease income of $20,180, $18,100 and $9,400, respectively. Amortization of assets recorded under capital leases is included in depreciation expense.

NOTE 9.           INCOME TAXES

                  The Company utilizes the provisions of SFAS No. 109 which requires the use of the liability method of accounting for deferred income taxes. As a result, the Company has recognized a deferred tax liability, a deferred tax asset and a valuation allowance against the deferred tax assets. The components of these consolidated deferred tax items at December 31, 1995 and 1994 are as follows:

                                               1995             1994
                                               ----             ----
Assets:
  Net operating loss carryforwards          $1,846,800       $1,957,100
  Investment tax credit carryforwards           28,400           28,400
  Bad debt allowance                           101,000          113,900
  Other                                         24,000           21,000
                                            ----------       ----------
                                             2,000,200        2,120,400
  Less:  valuation allowance                   300,000          400,000
                                            ----------       ----------
                                             1,700,200        1,720,400
                                            ----------       ----------

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 9.           INCOME TAXES (CONTINUED)

                                            1995             1994
                                            ----             ----
Liabilities:
  Depreciation and amortization            572,000          530,500
  Costs capitalized in connection
   with acquisitions                       908,000          930,840
  Gain on sale of assets                      --            154,000
  Other                                     50,800           10,200
                                        ----------       ----------
                                         1,530,800        1,625,540
                                        ----------       ----------

Net deferred tax asset                  $  169,400       $   94,860
                                        ==========       ==========


                  These deferred tax assets and liabilities have been offset for balance sheet presentation. This amount is included in the balance sheet caption "Other Assets". Management has recognized a deferred tax benefit of $74,540 in 1995 and $94,860 in 1994 by a reduction in the valuation allowance for the expected utilization of net operating losses during the carryforward period. Management has utilized the provisions of SFAS No. 109 that allows for consideration of tax planning strategies associated with real estate. These strategies encompass a possible sale and leaseback of such real estate to preclude the expiration of net operating losses without realization of a tax benefit. Realization of the deferred tax asset is dependent on generating sufficient taxable income including use of management's tax planning strategies prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that a significant amount of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if either the current estimates of future tax income are reduced or management would be unable to effect an expected sale and leaseback of real estate. Both of these conditions are currently necessary for consideration in the evaluation of the realizability of the deferred tax assets and estimated valuation allowance.

                  Net operating losses available for tax purposes at December 31, 1995 are approximately $4,714,000, expiring $22,000 in 2003, $1,149,000 in 2004, $152,000 in 2005, $2,672,000 in
                  2006, $336,000 in 2008 and $383,000 in 2009. Investment tax
                  credits available for tax purposes at December 31, 1995 are approximately $28,400 expiring at various dates from 1996 to 2000.

                  Also, the Company has available $717,000, at December 31, 1995, of net operating loss carryforwards acquired in its acquisition of a wholly-owned subsidiary. Such net operating losses expire in 2004 to 2005 and can only be used to offset taxable income generated by that subsidiary. During 1995, as a result of taxable income in this subsidiary, the company utilized net operating loss carryforwards in the amount of $285,000. There was no taxable income in 1994 and 1993.

                  As discussed in Note 3, the Company had previously sold a portion of its interest in Diagnostics and, as a result, Diagnostics began to file its income tax returns as a separate company. During 1993 and 1994, Diagnostics generated taxable income and, as a result, incurred current tax expense in the amounts of $112,500 in 1994 and $231,200 in 1993. Diagnostics has no significant temporary differences that give rise to deferred tax assets or liabilities at December 31, 1995, 1994 and 1993.

                  During 1995, see Note 3, the Company acquired additional common shares in Diagnostics, thereby allowing for its inclusion in the consolidated tax return of the Company.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 9.    INCOME TAXES (CONTINUED)

                  For the years ended December 31, 1995, 1994 and 1993 a reconciliation of the statutory rate and effective rate for the provision for income taxes consists of the following based on amounts that do not include minority interests:

                                                  NOT INCLUDING
                                                   DIAGNOSTICS      DIAGNOSTICS
                                                   (PERCENTAGE)     (PERCENTAGE)
                                                   ------------     ------------
DECEMBER 31, 1995
Federal statutory rate                                  34.0           34.0
Minority interests                                      (8.1)          (8.2)
State and local income taxes, net of federal
 tax benefit                                             1.3            1.1
Tax effect of permanent differences                    (26.0)           2.0
Valuation allowance                                    (43.6)          --
                                                       -----           ----

Effective rate                                         (42.4)          28.9
                                                       =====           ====


DECEMBER 31, 1994
Federal statutory rate                                  34.0           34.0
Minority interests                                     (39.5)          --
State and local income taxes, net of federal
 tax benefit                                            11.3            2.7
Tax effect of permanent differences                     15.4            0.6
Tax credits and other                                    9.3           (0.7)
Valuation allowance                                    (56.4)          --
                                                       -----           ----

Effective rate                                         (25.9)          36.6
                                                       =====           ====


DECEMBER 31, 1993
Federal statutory rate                                  34.0           34.0
Minority interests                                      (9.9)          --
State and local income taxes, net of federal
 tax benefit                                             2.2            1.1
Tax effect of permanent differences                      9.0            0.2
Tax credits and other                                   (0.3)          --
Valuation allowance                                    (36.3)          --
                                                       -----           ----

Effective rate                                          (1.3)          35.3
                                                        ====           ====

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 9.           INCOME TAXES (CONTINUED)

                  The expense (benefit) for income taxes consists of the following:

                                                          DECEMBER 31,
                                         1995                1994                1993
                                         ----                ----                ----
Federal:
  Without Diagnostics
    Current expense                  $    --             $    --             $    --
    Deferred benefit                   (74,540)            (94,860)               --
  Diagnostics
    Current expense                       --               100,000             220,000

State:
  Without Diagnostics
    Current expense                      7,006              37,700              16,400
  Diagnostics
    Current expense                     15,555              12,500              11,200
                                     ---------           ---------           ---------

Total tax expense (benefit)          $ (51,979)          $  55,340           $ 247,600
                                     =========           =========           =========


                  The principal differences between the income or loss reported for financial reporting purposes and the income or loss reported for federal income tax purposes results from (i) accelerated depreciation methods being utilized for tax purposes, (ii) inventory capitalization methods required for tax purposes, (iii) reserving for doubtful accounts receivable and certain other reserves, and (iv) costs capitalized in connection with certain acquisitions for financial reporting purposes and not for tax purposes.

NOTE 10.          STOCKHOLDERS' EQUITY

                  COMMON STOCK

                  See Note 2 for reacquisition of 2,500,000 shares of Common Stock.

                  WARRANTS

                  At December 31, 1995, there were 414,538 warrants outstanding. Each warrant, as a result of a November 1990 amendment, is exercisable for two and three quarters (2-3/4) shares of The Wendt-Bristol Health Services Corporation common stock. The Company has reserved 1,139,980 shares for such issue. The exercise price of $3.75 per warrant is the equivalent of $1.36 per share. Other terms of the warrants remain the same as when originally issued in 1986, including the anti-dilution provisions, except that the expiration date had been extended to May 1, 1996, and the redemption feature has been removed. On April 15, 1996, the Board of Directors extended the expiration date of the warrants to May 1, 1997.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 10.          STOCKHOLDERS' EQUITY (CONTINUED)

                  Also, as a result of the November 1990 amendment, upon exercise of existing warrants, in addition to the common shares to be received upon such exercise, each warrant holder will receive, upon registration under the Securities Act of 1933, a newly-created Series II warrant which was to expire in May 1997 and extended by the Board of Directors to May 1998 on April 15, 1996, which enables the warrant holder upon exercise of the Series II warrant to purchase 2 shares of common stock at $3.00 per share.

                  STOCK OPTIONS

                  The Company has previously adopted a qualified employee incentive stock option plan (the "Plan"). The Plan provides for 250,000 common shares to be made available for options granted to eligible officers, directors and employees. The options may be granted for a term not to exceed ten years (five years with respect to a 10% shareholder) and are not transferable or assignable. The exercise price of all options must be at least equal to the fair market value of the common stock at the date of grant, or 110% of such fair market value with respect to any optionee who is a 10% shareholder of the Company.

                  In November, 1990 the Board of Directors granted options totaling 120,000 shares to certain officers and key employees. Such options were exercisable at a price of $1.125 per share and have expired as of December 31, 1995. During 1991, options for 30,000 shares were granted to outside directors at a price of $.75 per share. Subsequent to the grant, options for 10,000 of these shares were terminated due to the resignation of one of the Directors and subsequently re-issued in 1992 to the remaining two outside Directors with an exercise price of $1.375. Beginning in 1992, 1,000 options were granted annually to each outside Director upon his anniversary month as an outside Director. As of December 31, 1995, 6,000 such options were issued. In June, 1993 the Board of Directors granted 80,000 options to purchase shares at a price of $1.25 to certain officers and key employees. Subsequent to the grant, options to purchase 17,000 shares were terminated in 1995 due to the death of one of the outside Directors. Upon election of a replacement Director, options to purchase 10,000 shares at a price of $.375 were granted to the new outside Director with an expiration date of February 1, 2000.

                  No options were exercised in 1995, 1994 or 1993. There were 109,000 stock options outstanding at December 31, 1995 at prices ranging from $.375 to $1.375 per share. At December 31, 1995 and 1994, options available for grant were 141,000 and 67,000, respectively.

NOTE 11.            RELATED PARTY TRANSACTIONS

        A.        PARTNERSHIP OWNERSHIP

                  Certain officers and directors own, in the aggregate, less than 10% of the outstanding limited partnership interests of two limited partnerships of which subsidiaries of the Company are the managing general partners. As further discussed in
                  Note 1B, one of these partnerships sold its owned rental medical office building and has thereby concluded its rental business activities. Subsequently, in 1995, the Company acquired all of the limited partnership interests in this partnership. See Note 1B.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 11.          RELATED PARTY TRANSACTIONS (CONTINUED)

        B.        SALE OF ASSETS TO A RELATED PARTY

                  Effective January 1, 1995, the Company sold the operating assets of a subsidiary's retail liquor store and two lounges in Florida to MHK Corp., a company owned by certain of its officers and directors. The purchase price was equivalent to the net book value of the net assets, with no gain or loss recognized, totaling $574,949, as adjusted for certain 1995 transactions.

                  The purchase price is evidenced by a promissory note bearing interest at 9%. The note accrues interest from the effective date of the sale through June 30, 1996 at which time the total accrued interest of $77,618 will be added to the original sale price for a total amended principal sum of $652,567. The note will be payable in monthly installments of $8,266 including interest, from July 1, 1996 through June 1, 2006 with the balance fully amortized.

                  This sale has been finalized before government approval for transfer of the liquor licenses has been obtained. If such transfer is not approved by the government, then the Company shall be required to repurchase these assets or provide similar benefits to MHK Corp. Management and MHK believe it is more likely than not that the transfer of the licenses will be achieved.

                  During 1995, the Company advanced an additional $62,777 which was used for working capital. Subsequent to year-end through April 4, 1996 an additional $9,874 was advanced.

                  At December 31, 1995, MHK Corp. had a balance outstanding for previous advances, without interest totaling $146,944. At April 15, 1996, the Company combined all advances to MHK Corp. into a promissory note totaling $156,868 earning interest of 9% which accrues from July 1, 1996 until paid. The note will be payable in monthly installments, including interest, of $1,987 from July 1, 1996 through June 1, 2006 with the balance fully amortized.

                  The notes receivable due from MHK Corp. are collateralized by the assets of the two lounges and the retail liquor store. The Company has received additional collateral in the form of a security interest on real estate in Ohio, an assignment of the lease and rents associated to that property as well as the leasehold interest in a Florida property leased by MHK Corp. and subleased to a third party, and a pledge of the common stock of MHK Corp.

                  Management's current estimate of the business activities of these Florida operations combined with the rental operations is that they will earn sufficient cash flow to amortize the notes. No further advances or support is expected by the Company. If the notes are not being amortized, an allowance for non collectibility will be considered absent other remedies not considered at this time.

        C.        NOTES RECEIVABLE FROM OFFICERS AND RELATED PARTIES

                  At December 31, 1995 and 1994, MHK Corp. had outstanding notes receivable balances totaling approximately $774,000 and $122,000, respectively. Refer to Note 11B for the related party transactions and applicable collateral for 1995 activity.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 11.          RELATED PARTY TRANSACTIONS (CONTINUED)

        C.        NOTES RECEIVABLE FROM OFFICERS AND RELATED PARTIES (CONTINUED)

                  At December 31, 1995 and 1994, the President and CEO of the Company had outstanding Advances totaling approximately $205,000 and $146,000, respectively. The President/CEO has granted, to the Company, collateral to enhance the realization of these Advances; however, the appropriate formal agreements will be completed during the second quarter of 1996.

                  In addition, pursuant to a ten year lease entered into in 1985, the Company leased a warehouse facility from two of the officers and directors of MHK Corp. Effective May 1, 1992, a renewal option was exercised on the lease, extending its term to 2005. In January 1996, the officers sold a portion of the property and terminated the lease with the Company. The remaining parcel is pledged as additional collateral toward a note due the Company from the sale of the liquor operations (see Note 11B).

        D.        LIFE INSURANCE PREMIUMS RECEIVABLE

                  The balance sheet includes $758,795 and $300,789 at December 31, 1995 and 1994 respectively, under the caption "Life insurance premiums receivable". The Company, pursuant to agreements, has purchased life insurance on the lives of certain officers and key employees on a "split-dollar" basis. The program is designed so that payments the Company makes on behalf of each officer are collateralized by assignments of the related life insurance policies (i.e., the accumulated policy cash value, the policy death benefit, or a combination thereof). The life insurance premiums receivables are noninterest-bearing. The insured parties own the policies and, with the consent of the Company, are permitted to borrow from the cash surrender values of the policies. Under the "split-dollar" agreements, the Company advances the premium payments and upon the death of the insured would receive the return of such advances from the death benefits or from cash value (without termination of the policy) at such other times (i.e. termination of employment) prior to the death of the insured.

                  During 1995, the Company restored a $376,000 reserve that had been recorded in 1991 to reduce life insurance premiums receivable. Management believes the reserve is no longer necessary due to the improvement in operations and increased cash values over the last four years. The applicable officers of the Company recognize these premiums receivable not collateralized by the policy cash surrender values of $178,000 at December 31, 1995, are their personal responsibility if not collected through the respective policies. The Company has represented its intention and obligation to maintain the policies. The individuals have agreed to provide additional collateral, to the Company, by pledging common shares they own in the Company to enhance the realization of these receivables.

NOTE 12.          COMMITMENTS AND CONTINGENCIES

                  Various legal and environmental proceedings that have arisen in the ordinary course of business are pending or settled against the Company and its subsidiaries.

        A.        REAL ESTATE RELATED TO PREVIOUSLY SOLD DIVISION

                  In October 1991, the Company sold substantially all of the assets (other than real estate) of its manufacturing division located in New Jersey.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 12.          COMMITMENTS AND CONTINGENCIES (CONTINUED)

        A.        REAL ESTATE RELATED TO PREVIOUSLY SOLD DIVISION (CONTINUED)

                  As part of that transaction, the buyer entered into a lease on the physical facilities which initially included a purchase option. The buyer is responsible for taxes, maintenance, and insurance costs. Rental income has been recorded on a straight-line basis over the term of the lease.

                  During September 1994, the buyer/tenant instituted arbitration proceedings against the Company. The Company and the tenant settled in June 1995. The settlement agreement provides (a) a revised term of ten years for the lease commencing January 1, 1995, (b) monthly rental of $28,000 for the first five years and $30,000 for the remaining five years, (c) identification of approximately $200,000 in repairs, of which the tenant has paid $40,000, (d) tenant's option to renew for an additional two years at $10,000 per month; if option not exercised, the tenant is obligated to pay $10,000 per month in the eleventh year despite the fact that premises are vacated and (e) tenant abandoned its option to purchase the premises as well as any role in the Company's compliance with the environmental laws of the State of New Jersey.

                  As a result of compliance with the State of New Jersey environmental laws and in connection with the sale of the division, the Company is in the process of a clean-up of contamination caused by prior ownership whereby the property had been contaminated by leaking underground storage tanks and the discharge of certain industrial fluids into the sewage system. The Company spent approximately $61,000, $52,000 and $22,000 related to the clean-up during the years ended December 31, 1995, 1994 and 1993, respectively. Costs attributable to the project, incurred or accrued, have been capitalized. The Company's consulting engineers have completed a study of the contamination and have submitted a clean-up plan to the appropriate State of New Jersey department. In December 1995, the State of New Jersey granted a conditional approval of the plan with a two year monitoring period. The estimated costs to complete the plan are approximately $160,000. Refer to Note 4 regarding restricted cash set aside to satisfy the New Jersey Department of Environmental Protection and Energy.

        B.         RENTAL AGREEMENT ON A NURSING HOME

                  The landlord of a nursing home facility filed a complaint for Declaratory Judgment against a subsidiary of the Company seeking a judgment that the subsidiary is in default of the lease agreement and seeks the right to purchase the license of the nursing home. The landlord has filed a Motion for Summary Judgment and the subsidiary is currently conducting its discovery in order to respond to the Motion. Such response date, as amended, is June 28, 1996. The subsidiary is presently current on its rent obligation but is disputing the late rent charges imposed under the lease. Although not directly subject to this complaint, the Company is seeking payment of a receivable related to a Share Transfer Agreement with the subsidiary of the Company. Such amounts became due in February 1996, one year after final settlement of certain State of Ohio Medicaid receivables, as provided in the Agreement. See Item 3. Legal Proceedings for additional discussion.

                  In the opinion of management, the ultimate costs and liability to the Company and its subsidiaries as a result of this legal proceeding will not be material.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 12.          COMMITMENTS AND CONTINGENCIES (CONTINUED)

        C. INSURANCE COMMISSIONER OF THE COMMONWEALTH OF PENNSYLVANIA, AS THE STATUTORY LIQUIDATOR FOR CORPORATE LIFE INSURANCE COMPANY (UNAFFILIATED THIRD PARTY)

                  On February 20, 1995, the Company entered in a Stock-Exchange Agreement with the Insurance Commissioner of the Commonwealth of Pennsylvania, as the Statutory Liquidator of Corporate Life Insurance Company (CLIC). Under the terms of that Agreement, the Company agreed to purchase 500,000 shares of its common stock held by the Statutory Liquidator for a price of $.80 per share as well as 45,000 shares of Wendt-Bristol Diagnostics Company common stock for a price of $5.00 per share. The Company has not yet been able to meet its commitment to purchase the foregoing shares. Management desires to obtain a third party purchaser for the Company's shares. The Statutory Liquidator caused a Writ of Summons in the Commonwealth Court of Pennsylvania to be served on the Company indicating in its entirety that the Statutory Liquidator has commenced an unspecified action against the Company. Refer to Note 2 and
                  Item 3.

                  Additionally, as a result of a Federal investigation of the activities of CLIC, the Company has been requested to furnish documents and information in its files related to transactions with CLIC and Life Holdings, Inc. The Company is cooperating fully.

NOTE 13.          INDUSTRY SEGMENT DATA

                  Industry segment data for years ended December 31, 1995, 1994 and 1993 included in Item 1 ("Industry Segments") of this report is an integral part of these financial statements.

NOTE 14.          RETIREMENT PLAN

                  The Company adopted, effective July 1, 1989, a retirement plan, under Section 401(k) of the Internal Revenue Code, covering substantially all employees with more than one year of service. The plan provides for the Company to contribute, on an annual basis, 10% of the employees' eligible deferred compensation; such employer contribution is in the form of Company common stock. The Company values the actual shares transferred to the Plan from the treasury at the respective December 31 market value. During 1995, 1994 and 1993, the Company contributed 21,764, 8,448 and 4,249 shares, and recorded an expense of $9,900, $6,336 and $4,249, respectively.

NOTE 15.          SUBSEQUENT EVENTS

       A. On or about January 30, 1996, the Company borrowed the sum of $300,000 (the "Loan") from Marvin D. Kantor, a director and the Chairman of the Board of the Company. The Loan was obtained to meet certain short-term working capital needs of the Company. The Loan bears interest at 8.5% per annum, is payable in twelve (12) monthly payments commencing February 1996 and ending January 1997 and is collateralized by a pledge of the Company's common stock held in Wendt-Bristol Diagnostics Company.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 15.           SUBSEQUENT EVENTS (CONTINUED)

       B. In February 1996, the Company transferred approximately $480,000 of trade accounts payable to a promissory note with interest at 8%. The note is due in monthly installments and will be paid in its entirety in 1996.

       C. On or about March 26, 1996, the Company favorably settled its dispute with its former accounts receivable securitization financier. Terms of the settlement include an adjustment for interest which favorably impacted the fourth quarter by $134,000 and the establishment of a note due to the financier approximating $157,500 payable in three equal installments beginning April 1996.

       D. On or about March 27, 1996, the Company, through several of its subsidiaries, refinanced most of its equipment at the nursing homes and Diagnostics Center with a finance company. The total amount refinanced of $1,700,000 is on a secured note and bears an interest rate of 12 1/8% payable over sixty months. With the proceeds, the Company paid off existing debt of approximately $1,023,000 and used the remainder for working capital needs.

       E. On or about April 1, 1996, the Company re-financed a mortgage at the Diagnostics and Radiology Center, operated by a partnership of which a subsidiary is general partner. The mortgage of $712,500 bears a fixed rate of 9.41%, payable in monthly installments through April, 2005, with any remaining balance due on that date. Funds provided from the mortgage are to be used for working capital related to the expansion of modalities at the facility.

                  After taking into consideration the previously mentioned financing transactions, aggregate future principal and maturities of long-term debt and capital lease obligations are as follows:

                                 1996          $2,350,306
                                 1997             731,662
                                 1998             495,555
                                 1999             542,725
                                 2000             598,663
                              Thereafter        6,966,300

                  To facilitate analysis related to the effect on working capital of the above transactions, the following proforma working capital summary gives effect to these transactions as though the transactions had occurred on December 31, 1995.

                                                          December 31, 1995
                                     ----------------------------------------------------------
                                                              Pro Forma
                                      Historical            Adjustments (A)          Pro Forma
                                     -----------            ---------------          ----------
Current assets                       $  4,825,100           $  1,043,900           $  5,869,000
Current liabilities                    10,164,600               (435,400)             9,729,200
Working capital                        (5,339,500)             1,479,300             (3,860,200)
Increase in working capital                                                           1,479,300

(A) Pro forma adjustments reflect 1996 financing transactions indicated above.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 16.        1995 FOURTH QUARTER ADJUSTMENTS

         A. During the fourth quarter 1995, the Company restored a loss reserve of $376,000 pertaining to the Split-Dollar Life Insurance Premiums receivable from officers of the Company. This reserve was established in 1991 when the ability of the Company to continue the monthly premium payments was uncertain. Additionally, the officers have pledged collateral to enhance the realization if necessary, see Note 11. Management determined in the fourth quarter of 1995 this reserve was no longer necessary due to the improvement in operations and increased cash values. The $376,000 reversal of the reserve is reflected as an offset to reduce Selling, General, and Administrative expenses for the quarter.

         B. During the fourth quarter 1995, management changed its estimate for the useful life of specific medical equipment from an original useful life of seven years to a remaining ten year useful life based upon information obtained during refinancing of this medical equipment regarding fair market value of the equipment and future potential years of service effective January 1, 1995. Based on this change in estimate made effective January 1, 1995, a reduction of depreciation expense and an almost equal decrease in minority interests in earnings, net of tax totaling $197,000 was made in the fourth quarter 1995. The net effect was to increase net income by approximately $2,000.

         C. During the fourth quarter 1995, management expensed $151,951 of additional costs associated with purchasing the limited partners' interest of a limited partnership of which the Company is the general partner. Management sold the partnership assets in late 1994. In 1995, management committed to pay this amount by purchasing the limited partners' interest in the partnership. See further discussion in Note 1B.

         D. During the fourth quarter 1995, management recorded a $625,000 stock purchase agreement payable for an additional 500,000 common shares of the Company's stock and 45,000 shares of common stock of Wendt-Bristol Diagnostics Company stock. See Notes 2 and 12C for further discussion. This transaction recorded $625,000 of stock purchase agreement payable, increase in treasury stock of $400,000, increase in excess of cost of assets of businesses and subsidiaries acquired, less amortization of $148,103 and a decrease of minority interest of $76,897. Such transaction actually occurred in the first quarter of 1995. The effect to the income statement for each of the previous quarters is to increase (decrease) the following consolidated statement of operations caption as follows:

                                   Income Before       Income             Net
                        Quarter    Income Taxes        Taxes             Income
                        -------    ------------        -----             ------

                        1st          $ 1,269             --             $ 1,269
                        2nd            3,780          (35,000)           38,780
                        3rd            2,822          (10,000)           12,822

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 17.          SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
                  ACTIVITY

                                                           1995          1994         1993
                                                           ----          ----         ----
SUPPLEMENTAL DISCLOSURES OF
NONCASH INVESTING AND
 FINANCING ACTIVITY
 Common stock of the Company
 (2,000,000 shares) and common stock of
 a subsidiary (300,000 shares) were
 exchanged for 30,000 shares of preferred
 stock, par value $100 per share, owned by
 the Company in Life Holdings, Inc.
   Decrease in investment in preferred
    stock, at cost                                    $(3,000,000)
   Decrease in minority interest                          512,653
   Increase in treasury stock                           2,487,347

 The Company purchased common stock
 (500,000 shares) of the Company for a
 price of $.80 per share and common stock
 of a subsidiary (45,000 shares) for a price
 of $5.00 per share
   Increase in accrued expenses and other
    liabilities                                       $  (625,000)
   Increase in treasury stock                             400,000
   Increase in excess of cost of assets of
    businesses and subsidiaries acquired,
    less amortization                                     148,103
   Decrease in minority interest                           76,897

 A subsidiary of the Company has sold
 the operating assets, net of associated
 liabilities to a related party in exchange
 for an interest bearing note (Note 11B)
   Increase in notes receivable from
    officers, employees and related parties,
    net of amounts payable:
     Note arising in transaction                      $   574,949
     Other                                                (55,936)
   Decrease in accounts payable                            48,624
   Decrease in accrued expenses and
    other liabilities                                      83,006
   Decrease in trade and miscellaneous
    receivables                                            (4,668)
   Decrease in inventories                               (126,703)
   Decrease in prepaid expenses and other
    current assets                                        (38,409)
   Decrease in property, plant and
    equipment, net                                       (240,079)
   Decrease in deferred charges                              (500)
   Decrease in other assets                              (240,284)

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

 NOTE 17. SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITY (CONTINUED)

                                                       1995                 1994                 1993
                                                       ----                 ----                 ----
A partnership, of which the Company is
the managing general partner, traded - in
a piece of equipment for a substantially
improved model, which was financed by
entering into an installment finance
agreement, which included a refinancing
of existing debt
  Increase in equipment cost, net                  $  642,692
  Increase in long-term obligations                  (642,692)

A subsidiary of the Company incurred
costs for the construction of an
Alzheimer's and related syndromes
facility with draws against a HUD-
insured financing agreement
  Increase in property, plant and
   equipment                                       $     --            $ 1,901,236            1,116,838
  Increase in long-term obligations                  (166,826)          (1,901,236)          (1,116,838)
  Increase in prepaid expenses and other
   current assets                                      45,116
  Decrease in accounts payable                        121,710

A subsidiary of the Company purchased
equipment with a capital lease obligation
  Increase in property, plant and
   equipment                                                           $    37,823
  Increase in capital lease obligation                                     (37,823)

A subsidiary of the Company purchased
land with a portion financed with a
bank note payable
  Increase in land                                                     $   105,000
  Increase in note payable                                                (105,000)

A partnership, of which the Company is
managing general partner, sold the land
and building and reduced related deferred
charges
  Increase in miscellaneous receivable                                 $ 1,700,000
  Decrease in deferred charges                                             (21,097)
  Increase in accrued expenses, other                                      (74,800)
  Decrease in gain on sale of assets                                      (621,860)
  Decrease in property, plant and
   equipment, net                                                         (982,243)

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

 NOTE 17. SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITY (CONTINUED)

                                                   1995               1994                 1993
                                                   ----               ----                 ----
A subsidiary of the Company, less than
 100% owned, sold shares of common
 stock; deferred offering costs have been
 reduced against the gain on sale of
 subsidiaries
   Decrease gain on sale of stock of
    subsidiary                                                     $ (88,357)
   Decrease in deferred charges                                      (61,643)
   Decrease in minority interest                                     150,000

 Common stock in treasury of the
 Company was exchanged for common
 stock of a subsidiary
   Decrease in treasury stock                                      $ (18,644)
   Decrease in minority interest                                      18,644

 A partnership, of which a subsidiary
 of the Company is the managing general
 partner refinanced a mortgage on its
 Diagnostic and Radiology Center
 building and has capitalized certain costs
 relating to the transaction
   Increase in deferred charges                                        9,735
   Increase in long-term obligations                                  (9,735)

 The Company liquidated certain
 subordinated debt by the issuance
 of common stock to the holder of such
 debt (Note 2)
   Decrease in long-term obligations                                                   (1,000,000)
   Increase in common stock                                                                 5,000
   Increase in capital in excess of par                                                   945,190
   Decrease in deferred charges                                                            49,810

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 18.          FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Financial Accounting Standard Board ("FASB") Statement No. 107, "Disclosure about Fair Value of Financial Instruments", is effective for the Company's year ended December 31, 1995. The statement requires disclosure of fair value information about financial instruments. For certain of the Company's financial instruments including cash, receivables, accounts and notes payable, and other accrued liabilities the carrying amounts approximate fair value due to their short maturities. For long-term non-current notes receivable and notes payable, the Company believes the carrying value will approximate their fair value.

                  At December 31, 1995, management believes the carrying amount of these non-current receivables are not impaired and will be realized in the normal course of business in accordance with their contract terms. The fair value of debt is believed to be approximately equal to their current carrying value based on current market prices.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              The following table and the text following the table set forth certain information with respect to the Directors and Executive Officers (being all of the Directors of the Company, except for Dr. Penn and Mr. Levine) of the Company. Each Director serves until the next Annual Meeting of Stockholders of the Company and until his successor is elected and qualifies, unless such Director resigns or dies prior thereto. Each Executive Officer serves at the pleasure of the Board.

                    NAME             AGE           CURRENT POSITIONS WITH COMPANY
                    ----             ---           ------------------------------
              Marvin D. Kantor        67   Chairman of the Board, Director

              Sheldon A. Gold         53   President, Treasurer, Chief Executive Officer,
                                            Chief Financial and Accounting Officer,
                                            Director, member of Audit Committee

              Reed A. Martin          42   Executive Vice President, Chief Operating
                                            Officer and Director

              Harold T. Kantor        62   Vice Chairman of the Board, Director

              Paul H. Levine          55   Director, member of Audit Committee

              Gerald M. Penn          58   Director, member of Audit Committee

              Charles R. Cicerchi     36   Vice President of Finance

              Marvin D. Kantor has been Chairman of the Board since May 1988; prior to June 1993 he had also been President and Chief Executive Officer of the Company and W-B since May 1988. In addition, he has been the sole Director of W-B since 1990. He is a brother of Harold T. Kantor.

              Sheldon A. Gold is a certified public accountant and has been President and Chief Executive Officer of the Company since June 1993. Prior thereto and since March 1992 he had been Vice Chairman of the Board and since May 1988 he had been Executive Vice President, Treasurer, and Chief Financial and Accounting Officer of the Company. He again became Treasurer and Chief Financial and Accounting Officer of the Company in July 1992. In addition, he has been a Director of the Company since May 1988. He has also been the President of W-B since June 1993, Executive Vice President between 1979 and June 1993, a Director of W-B from 1979 to August 1990 (when Marvin D. Kantor became the sole director), and Chief Financial and Accounting Officer of W-B since 1979.

              Reed A. Martin, elected as a Director in May 1992, has since June 1993 been Executive Vice President and Chief Operating Officer, since May 1991 he had been a Senior Vice President of the Company supervising operations. Prior thereto he was General Manager of the midwest wholesale medical supply operations of Foster Medical Supply, Inc. which in April 1990 had acquired the wholesale medical supply division of W-B. Mr. Martin had been the Operations Manager of W-B in the period 1982-88 and thereafter until April 1990 he was Vice President and General Manager of W-B's wholesale medical supply division. Mr. Martin is a son-in-law of Marvin D. Kantor.

              Harold T. Kantor has been Vice-Chairman since June 1993 and a Director of the Company since May 1988. In addition, he has been Vice President of W-B since October 1985 and a Director from 1979 to August 1990. He is a brother of Marvin D. Kantor.


                                  III-1

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. (CONTINUED)

              Paul H. Levine has been a Director since January, 1990. He is President of Levine Asset Management, a registered investment advisor. Mr. Levine is an attorney and a certified public accountant and has been active in venture capital, investment banking and financial consulting since 1972. He is also a Director of Learning Technologies, Inc.

              Dr. Gerald M. Penn, M.D., Ph.D., was elected as a director on February 8, 1995 and serves on the audit and stock option committees. Dr. Penn specializes in pathology, hematology and immunopathology. He had been the medical director of Grant Medical Center's Department of Laboratory Medicine and has served many professional societies and boards including his current position as secretary-treasurer of The Academy of Medicine of Columbus and Franklin County.

              Charles R. Cicerchi is a certified public accountant and has been Vice President of Finance since joining the Company in September, 1994. Prior thereto, he was Controller of Speer Industries, a mechanical contractor, where he was responsible for all accounting and treasury functions from the period 1990 to 1994.

ITEM 11.    EXECUTIVE COMPENSATION

              GENERAL. The following table sets forth the total annual compensation paid or accrued by the Company and its subsidiaries to or for the account of (i) the President (the chief executive officer) of the Company and (ii) for the Company's most highly compensated executive officers other than the chief executive officer who were serving as executive officers at December 31, 1995 and with respect each of whom such compensation exceeded $100,000.

                                      III-2

                           SUMMARY COMPENSATION TABLE

                                                                  LONG-TERM
                                                                COMPENSATION
                                                                ------------

                                          ANNUAL COMPENSATION   AWARDS
                                          -------------------   ------
                                                                SECURITIES
                                                                UNDERLYING
                       NAME AND                                  OPTIONS/     ALL OTHER
                  PRINCIPAL POSITION      YEAR      SALARY ($)   SARS (#)    COMP. ($)**
                  ------------------      ----      ----------   --------    -----------

                  Sheldon A. Gold         1995      $140,000        *         $     -
                  President, Chief        1994       140,000        *               -
                  Executive Officer,      1993       136,192        *          11,649
                  Treasurer, and
                  Chief Financial and
                  Accounting Officer

                  Marvin D. Kantor        1995       127,404        *          65,028
                  Chairman of the         1994       127,404        *          59,609
                  Board                   1993       125,000        *          59,609

                  Harold T. Kantor        1995        50,000        *          20,755
                  Vice Chairman of        1994       110,000        *          22,513
                  the Board               1993       110,000      25,000       16,947

                  ----------------
                  *   Not applicable

                  ** Includes life insurance premiums paid by the Company for each of named persons (see Note 11 of the Notes to the Consolidated Financial Statements herein). For the fiscal year ended December 31, 1995, the amounts paid by the Company for each of the named persons is:

                                                                  LIFE
                  NAME                                          INSURANCE
                  ----                                          ---------
                  Marvin D. Kantor                               $65,028
                  Harold T. Kantor                                20,755




                                      III-3

              OPTIONS. The following table sets forth information respecting the grant by the Company of options to purchase shares of its Common Stock and other information related to options granted by the
              Company:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                        INDIVIDUAL GRANTS
                                        -----------------

                                    NUMBER OF     % OF TOTAL
                                   SECURITIES    OPTIONS/SARS   EXERCISE
                                   UNDERLYING     GRANTED TO    OR BASE                 GRANT DATE
                                  OPTIONS/SARS   EMPLOYEES IN    PRICE     EXPIRATION    PRESENT
                         NAME      GRANTED (#)   FISCAL YEAR     ($/SH)       DATE      VALUE ($)
                         ----      -----------   -----------     ------       ----      ---------

                                                    None

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                                                  VALUE OF
                                                                  NUMBER OF      UNEXERCISED
                                                                 UNEXERCISED    IN-THE-MONEY
                                                               OPTIONS/SARS AT  OPTIONS/SARS
                                                                FY-END-# SHRS    AT FY END-$
                                                                -------------    -----------
                                        SHARES
                                       ACQUIRED       VALUE      EXERCISABLE/   EXERCISABLE/
                                      ON EXERCISE   REALIZED    UNEXERCISABLE   UNEXERCISABLE
                                      -----------   --------    -------------   ------------
                  Harold T. Kantor         0            0          25,000/0          0/0

                  ------------------

                  All options held by Mr. Harold T. Kantor were exercisable at December 31, 1995. None were "in-the-money". American Stock Exchange reported quotations for the Common Stock of the Company on December 29, 1995, are: high, $.5625; low, $.4375; and close, $.5625; such prices on April 2, 1996 are: high, $.625; low, $.5625; and close, $.5625. The exercise price of each of the options of Mr. Harold T. Kantor is $1.25 and the options expire on June 3, 1998.


                                      III-4

              STOCK OPTION PLAN. In 1983, the Company adopted an Incentive Stock Option Plan which was amended in 1989 (as amended, the "Plan"). Pursuant to the Plan, the Company is authorized to grant stock options to purchase up to 250,000 shares of Common Stock of the Company, subject to anti-dilution provisions, to key personnel, including eligible directors, officers and employees of the Company. In the event that any option granted under the Plan shall terminate prior to its exercise in full for any reason, then the shares subject to the option not acquired by exercise of the option shall be added to the shares otherwise available for the grant of options under the Plan. Options granted under the Plan may be those intended to qualify as "incentive stock options", as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or those not intended so to qualify. At April 2, 1996, options to purchase an aggregate of 140,000 shares of Common Stock of the Company, subject to anti-dilution provisions, could still be granted under the Plan.

              The Plan is currently administered by a Committee of the Board of Directors of the Company consisting of Messrs. Levine and Penn, which have the authority (except with respect to stock options to Non-Employee Directors [as defined in the Plan, i.e., directors of the Company who are not also employees of the Company, who have served as directors for twelve consecutive full calendar months, and who at the end of such period are continuing to serve as directors] which are mandated by the Plan) to determine the grantees of the options, whether options granted are to be "incentive stock options" or non-incentive stock options except that Non-Employee Directors must receive non-incentive stock options, the number of shares to be covered by each option, the time at which each option is exercisable, the method of payment, and certain other provisions of the option. Options may be granted for a term not to exceed 10 years (five years with respect to a 10% stockholder) and are not transferable or assignable other than by will or the laws of descent and distribution.

              An option may be exercised within twelve months after the death or disability of the optionee, to the extent the option was exercisable at the time of death or disability. The exercise price of all options (other than non-incentive stock options granted to persons other than Non-Employee Directors) must be at least equal to the fair market value of shares of Common Stock of the Company on the date of grant, or 110% of such fair market value with respect to any optionee who is a 10% stockholder of the Company.

              The Plan will terminate on April 25, 2001. The Board of Directors of the Company may, however, terminate the Plan at any time prior to such date. Termination of the Plan will not alter or impair, without the consent of the optionee, any of the rights or obligations under any option theretofore granted under the Plan.

              The Plan provides that no option granted thereunder shall be exercisable if the Company shall, at any time and in its sole discretion, determine that (i) the listing upon any securities exchange, registration or qualification under any state or federal law of any shares otherwise deliverable upon such exercise, or
              (ii) the consent or approval of any regulatory body of the satisfaction of withholding tax or other withholding liabilities, is necessary or appropriate in connection with such exercise. In any of such events, the exercisability of the option is suspended and is not effective unless and until such withholding, listing, registration, qualification or approval shall have been effected or obtained free of any conditions not acceptable to the Company in its sole discretion, notwithstanding any termination of any option or any portion of any option during the period when exercisability has been suspended.


                                      III-5

              The Plan also provides that the Board or, if so designated, the Committee (of directors of the Company appointed to administer the Plan) may require, as a condition to the right to exercise an option, that the Company receive from the option holder, at the time of any such exercise, the representation, warranties and agreements to the effect that the shares acquired upon exercise of such options are being purchased by the option holder only for investment and without any present intention to sell or otherwise distribute such shares and that the option holder will not dispose of such shares in transactions which, in the opinion of counsel to the Company, would violate the registration provisions of the Securities Act of 1933 and the rules and regulations thereunder. The certificates issued to evidence such shares will bear appropriate legends summarizing such restriction on the disposition thereof.

              SPLIT-DOLLAR INSURANCE POLICIES. The following table sets forth information as of December 31, 1995, concerning split-dollar insurance policies on the lives of the named persons in the Summary Compensation Table (1):

                                          INITIAL FACE                  INSURANCE PREMIUMS
                                           AMOUNT OF                  ADVANCED IN EXCESS OF
                  NAME OF INSURED (2)        POLICY        ISSUED         CASH VALUE (5)
                  -------------------        ------        ------         --------------

                  Marvin D. Kantor       $1,500,000(3)    06/08/92           $414,000
                  Sheldon A. Gold           375,000(4)    09/11/86             62,000
                  Harold T. Kantor          350,000(3)    04/28/92             86,000 (6)
                  Harold T. Kantor          150,000(3)    06/28/93           -

              The Company, pursuant to split-dollar agreements, has purchased life insurance on the lives of certain officers (including named persons in the Summary Compensation Table) and key employees on a "split-dollar" basis. The program is designed so that advances of premium payments (the "advances") the Company makes on behalf of each insured are collateralized by assignment of the related life insurance policy (i.e., the accumulated policy cash value and the policy death benefit).

              The insured person owns the policy and, with the consent of the Company, is permitted to borrow from the cash surrender value of the policy.

              Under the "split-dollar" agreements, the Company upon death or other separation from service of the insured receives the return of the advances from the death benefits or cash surrender value, if any, of the policy, as the case may be.

              -------------------------

             (1) See footnote to the Summary Compensation Table for information respecting Company premium payments for the fiscal year ended December 31, 1995.

             (2) The beneficiaries of all policies are the spouses or children of the insured.

             (3) Each of the policies are increasing death benefit policies (through use of dividends) and have replaced a previous universal life policy.

             (4) The policy is of the universal life nature, whereby the cash value is added to the face value at all times, including death.

             (5) Represents monies advanced by the Company in excess of cash value available in the policies.

             (6) Represents monies advanced for both policies held in excess of cash value available in the policies.

                                      III-6

              Additionally, the insureds/officers of the Company have accepted personal responsibility for these amounts to the extent they are not recovered through the respective policies. The Company has represented its intention and obligation to maintain the policies. The individuals have enhanced the realization of these receivables by pledging a portion of their common stock ownership in the Company.

              Section 401(k) Plan. Effective July 1, 1989, the Company established a Plan and Trust (the "Plan") intended to comply with the provisions of Section 401(k) of the Internal Revenue Code.

              All full-time (as defined) employees of the Company and of its subsidiaries (collectively referred to under this sub-caption as the "Company") who were employees on July 1, 1989, and persons who became employees thereafter and are continuously employed for one year are eligible to participate in the Plan. Under the Plan, an eligible employee who elects to participate defers a portion (the "Portion") of his compensation, as defined, the Portion being up to the maximum which will not cause the Plan to favor Highly-Compensated Employees, as defined, or cause the Plan to exceed the maximum amount allowable as a deduction to the company under Section 404 of the Code. The Company contributes under the Plan, for the account of such eligible employee, an amount equal to the Portion; in substance the contribution is being made by the eligible employee.

              The Plan provides that the Company shall make a contribution (which is in addition to the contribution referred to in the preceding sentence and shall be in shares of Common Stock of the Company) equal to 10% of the aggregate amount of all contributions made by participants, except that for this purpose a maximum of 10% of the compensation of each participant is taken into account. The Plan also provides that the Company may contribute a discretionary amount to all participants out of its current or accumulated Net Profit, as defined, for the applicable Fiscal Year, as defined.

              All contributions of the participant vest immediately. Contributions of the Company vest in accordance with the number of Years of Service, as defined, of the participant with vesting of 20% after one year of Service and thereafter increasing by 20% increments for each Year so that after five years or more of Service, the Company's contributions become fully vested. Notwithstanding the foregoing, the Company's contributions fully vest upon the retirement of a participant at his Normal Retirement Date or Early Retirement Date, as defined; upon the death of a participant before his Retirement Date, as defined, or certain other termination of his employment; in the event of a participant's Total and Permanent Disability, as defined, prior to his Retirement Date, as defined, or other Disability, as defined, prior to his Retirement Date or other termination of his employment; or in the event that the Plan is terminated in whole, or to the extent particular participants are affected thereby, in part.

              The Trustee under the Plan, Merrill Lynch Trust Company, invests cash contributed or otherwise held under the Plan as it is instructed by the employee participants, who have the discretion of fund selection.

              Distributions from the Plan are made on a participant's Normal Retirement Date, Early Retirement Date, death, Total and Permanent Disability, or the termination of employment for any reason other than the foregoing. Advance distributions on account of hardship may be made in limited circumstances as provided in the Plan.

              Payment of vested amounts are made in accordance with directions of the Committee, appointed by the Company to act under the Plan, either in one lump sum payment or in annual cash installments over a period not to exceed 10 years.


                                      III-7

              During 1995, the Company has not made the contributions to the 401(k) plan on a timely basis. The IRS has presently instituted an amnesty program for matters of this nature that the Company is planning to utilize.

              Compensation of Directors. Non-employee Directors of the Company receive $650 for each meeting of the Board of Directors of the Company which they attend and such Directors are also reimbursed for any expenses incurred. In addition, beginning January 1, 1995 all non-employee directors are compensated $500 per month for serving as director of the Company. No additional amounts are paid for committee participation.

              In addition, Non-Employee Directors have been granted stock options under the Plan (see "Item 11. Executive Compensation - Stock Option Plan") to purchase shares of Common Stock of the Company. Non-Employee Directors are defined in the Plan as Directors of the Company who are not also employees of the Company, who have served as Directors for twelve consecutive full months, and who at the end of such period are continuing to serve as Directors. Each of William G. Brewer, Paul H. Levine, and Michael R. Sussman received, pursuant to the forgoing provision of the Plan, options on July 11, 1991, to purchase up to an aggregate of 10,000 shares of the Common Stock of the Company at a price of $.75 per share, subject to anti-dilution provisions of the Plan. Mr. Sussman subsequently resigned as a Director of the Company without having exercised any of his options and the options thereupon lapsed. Each of Messrs. Brewer and Levine were granted options on May 13, 1992, to purchase up to an aggregate of 5,000 shares of the Common Stock of the Company (this aggregate of 10,000 shares being equal to the number of shares with respect to which Mr. Sussman had held options) at a price of $1.375 per share, subject to anti-dilution provisions. Dr. Gerald M. Penn was elected as a director in February, 1995 and was granted options on February 1, 1995 to purchase up to an aggregate of 10,000 shares, subject to anti-dilution provisions, at a price of $.375 per share. The Plan also provides for a grant of additional stock options to each Director who received an option ("initial option") as hereinbefore described, each of such additional options to provide for the purchase of an aggregate maximum of 1,000 shares of Common Stock of the Company at a price per share equal to the fair market value of the Common Stock of the Company on the date of grant, subject to anti-dilution provisions, one of such additional options to be granted on each successive anniversary of the date of grant of the initial option, provided that such Director continues on such anniversary to be a Non-Employee Director. Pursuant to this provision of the Plan, each of Messrs. Brewer and Levine received on July 11, 1992, options to purchase an aggregate of 1,000 shares of the Common Stock of the Company at a price of $1.375 per share, subject to anti-dilution provisions; each of them received on July 11, 1993, options to purchase an aggregate of 1,000 shares of the common stock of the Company at a price of $1.0625 per share, subject to antidilution provisions; and Messr. Levine received on July 11, 1994, options to purchase an aggregate of 1,000 shares of the common stock of the Company at a price of $.6875 per share, subject to antidilution provisions; Messr. Levine received on July 11, 1995, options to purchase an aggregate of 1,000 shares of common stock of the Company at a price of $.4375 per share, subject to anti-dilution provisions; Dr. Penn received on February 1, 1996, options to purchase an aggregate of 1,000 shares of common stock of the Company at a price of $.375 per share, subject to anti-dilution provisions. Each of the stock options referred to in this paragraph are exercisable commencing on the date of grant and ending on the fifth anniversary of such date. None of the options referred to in this paragraph has been exercised.

              Mr. Brewer died in February 1994; under the provisions of the Plan, Mr. Brewer's legatees could have exercised in whole or part within twelve months of the date of death the aforementioned options held by him on the date of death; none of such options were exercised.


                                      III-8

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The table below presents as of April 2, 1996, certain information
              (1) with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities and (2) as to each class of equity securities of the Company or any of its parents or subsidiaries, other than directors' qualifying shares, beneficially owned by each director and executive officer of the Company and by all directors and executive officers of the Company as a group.

                                                 AMOUNT AND NATURE AND        PERCENT
      TITLE OF CLASS             NAME           BENEFICIAL OWNERSHIP (1)    OF CLASS (2)
      --------------             ----           ------------------------    ------------

       Common Stock     Marvin D. Kantor                855,320                 14.67%
                        Two Nationwide Plaza
                        Suite 760
                        Columbus, Ohio 43215

       Common Stock     Harold T. Kantor                247,475 (3)              4.24%

       Common Stock     Sheldon A. Gold                  56,375 (4)               -

       Common Stock     Reed A. Martin                   30,064 (5)               -

       Common Stock     Paul H. Levine                   19,500 (6)               -

       Common Stock     Dr. Gerald M. Penn               14,000 (7)               -

       Common Stock     All Directors and             1,222,734 (8)             20.97%
                        Executive Officers
                        As a Group
                        (6 persons)

              -------------------

              (1) The individuals named have direct ownership and sole voting and investment power, except as otherwise indicated.

              (2) Percent of class shown net of treasury shares (see (8) below). Except as otherwise indicated, shares owned by the individuals named represent less than 1% of the outstanding shares of Common Stock of the Company.

              (3) Includes 25,000 shares which Mr. Kantor may acquire by exercising options granted to him under the Company's Stock Option Plan.

              (4) Includes 13,750 shares of Common Stock which Mr. Gold may acquire by exercising Warrants.

              (5) Includes 1,100 shares of Common Stock which Mr. Martin may acquire by exercising Warrants and 25,000 shares of Common Stock which he may acquire by exercising options granted to him under the Company's Stock Option Plan.

              -------------------

              (Footnotes continued on following page)

                                      III-9

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              MHK Corp., of which Marvin D. Kantor and Harold T. Kantor, and Sheldon A. Gold are the sole shareholders, has incurred indebtedness to the Company. The largest amount of such indebtedness outstanding in 1995 was $773,638; 1994 was $121,818; and 1993 was $94,400. On April 15, 1996, the amount of such indebtedness, exclusive of interest, outstanding was $731,800. Interest at 9% totaling $51,745 has been charged, through December 31, 1995, on indebtedness outstanding totaling $574,949. See Note 11B.

              Effective January 1, 1995, the Company sold the operating assets of a subsidiary's retail liquor store and two lounges in Florida to MHK Corp. The purchase price was equivalent to the net book value of the net assets which totaled $574,949 as adjusted for certain 1995 transactions. A promissory note bears interest at 9%. Additional advances were made in 1995 and 1996. (See Note 11B)

              The President and CEO of the Company has incurred indebtedness to the Company. The largest amount of such indebtedness outstanding in 1995 was $204,975; 1994 was $146,454; and 1993 was $102,754. No
              interest is paid or charged on such indebtedness. The President/CEO has granted collateral to the Company to enhance the realization of the indebtedness.

              Pursuant to a ten-year lease entered into in 1985, the Company leased a warehouse facility from the Kantors. Effective May 1, 1992, a renewal option was exercised on the leased warehouse facility extending its term to 2005. During the extension, the annual rent of $66,000 continued to be payable by the Company; however, approximately $24,000 of the amount due annually applied against the amount due the Company from MHK Corp. The Company also collected annually approximately $18,500, through 1995, from a sub-tenant of part of the premises. In May 1992, the Company received a second mortgage on the warehouse facility as collateral for the amount remaining due from MHK Corp. In January 1996, the officers sold a portion of the property and terminated the lease with the Company. The remaining parcel is pledged as additional collateral toward a note due the Company from the sale of the liquor operations (see Note 11B).

              Certain executive officers and directors of the Company were limited partners owning less than an aggregate 10% interest in 1275 Olentangy River Road Limited Partnership and certain executive officers and directors of the Company were limited partners owning less than an aggregate 10% interest in Wendt-Bristol Diagnostics Company L.P. W-B was the general partner of 1275 Olentangy River Road Limited Partnership which owned and operated a medical office building in Columbus, Ohio. A subsidiary of W-B is the general partner of Wendt-Bristol Diagnostics Company L.P. which owns and operates an outpatient medical diagnostic imaging center in Columbus, Ohio.

              See also Note 11 of the Notes to Consolidated Financial
              Statements.

              ------------------

              (Footnotes continued from previous page)

              (6) Includes 19,000 shares of Common Stock which Mr. Levine may acquire by exercising options granted under the Company's Stock Option Plan.

              (7) Includes 11,000 shares of Common Stock which Dr. Penn may acquire by exercising options granted under the Company's Stock Option Plan.

              (8) Includes 14,850 shares of Common Stock which may be acquired by exercise of Warrants and 80,000 shares which may be acquired by exercise of options granted under the Company's Stock Option Plan.

                                     III-10

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)    Documents filed as part of this Form 10-K:

            1. Financial Statements. The following financial statements are included in Part II, Item 8:

                                                                        PAGE
                                                                        ----
                 Report of Independent Auditors                          II-7

                 Consolidated Balance Sheets as of December
                  31, 1995 and 1994                                 II-8 and II-9

                 Consolidated Statements of Operations for
                  the years ended December 31, 1995, 1994
                  and 1993                                              II-10

                 Consolidated Statements of Stockholders'
                  Equity for the years ended December 31,
                  1995, 1994 and 1993                                   II-11

                 Consolidated Statements of Cash Flow for
                  the years ended December 31, 1995, 1994
                  and 1993                                         II-12 and II-13

                 Notes to Consolidated Financial Statements      II-14 through II-37

            2. Financial Statement Schedules. The following financial statement schedules for the years ended December 31, 1995, 1994 and 1993 are included in Part IV:

               SCHEDULE                                                   PAGE
               --------                                                   ----

                  II.    Valuation and Qualifying Accounts and
                         Reserves                                         IV-5

           All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the Financial Statements or Notes thereto.

            3. Exhibits Filed Under Item 601 of Regulation S-K. (Numbers assigned to the following correlate to those used in such Item
                 601).

                 EXHIBIT
                 NUMBER                      DESCRIPTION
                 ------                      -----------

                   3.1 Certificate of Incorporation of registrant. Filed as Exhibit B to the Company's Proxy Statement (June 27,
                          1988) and incorporated herein by reference pursuant to Rule 411(c).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

     (a)    Documents filed as part of this Form 10-K: (Continued)

              3. Exhibits Filed Under Item 601 of Regulation S-K. (Numbers assigned to the following correlate to those used in such
                   Item 601). (Continued)

                   EXHIBIT
                   NUMBER                     DESCRIPTION
                   ------                     -----------

                     3.2 By-Laws of the Company. Filed as Exhibit C to the Company's Proxy Statement (June 27, 1988) and incorporated herein by reference pursuant to Rule 411(c).

                     4.1      See Exhibits numbered Exhibit 3.1 and 3.2

                     4.2 Warrant Agreement, dated April 29, 1988, between The Wendt-Bristol Company, Corna & Co., Inc. and Mellon Securities Trust Company, as Warrant Agent. Filed as Exhibit 4.2 to Registration Statement on Form S-1 of The Wendt-Bristol Company (Reg. No. 33-8399, filed October 15, 1986) and incorporated herein by reference to Rule 411(c).

                     4.3 Warrant Agreement, dated April 29, 1988, between The Wendt-Bristol Company, Pittsburgh National Bank, N.A., and The Fifth Third Bank, as Warrant Agent. Filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference pursuant to Rule 411(c).

                      9 Voting Trust Agreement, dated December 4, 1992, between The Wendt-Bristol Health Services Corporation, Corporate Life Insurance Company and Marvin D. Kantor, as Voting Trustee. Filed as
                              Exhibit 9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference pursuant to Rule 411(c).

                     10.1     Employee Stock Option Plan, as amended.  Filed as
                              Exhibit 28.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference pursuant to Rule 411(c).

                     10.2 Temco National Corporation 401(k) Profit Sharing Plan. Filed as Exhibit 28.2 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1991, and incorporated herein by reference pursuant to Rule 411(c).

                     10.3 Sale and Subservicing Agreement, dated as of February 5, 1993, among The Wendt-Bristol Company, et al, NPF IV, Inc. and National Premier Financial Services, Inc., relating to the health care receivables securitization program. Filed as
                              Exhibit 28.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference pursuant to Rule 411(c).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

     (a)    Documents filed as part of this Form 10-K: (Continued)

              3. Exhibits Filed Under Item 601 of Regulation S-K. (Numbers assigned to the following correlate to those used in such
                   Item 601) (Continued)

                   EXHIBIT
                   NUMBER                   DESCRIPTION
                   ------                   -----------

                    10.4 Stock Purchase Agreement, dated June 4, 1993, between The Wendt-Bristol Health Services Corporation and Corporate Life Insurance Company. Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference pursuant to Rule 411(c).

                    10.5 Installment Business Loan Note, dated January 30, 1996, between The Wendt-Bristol Company and Marvin
                              D. Kantor related to working capital loan.

                    10.6 Stock Pledge Agreement dated January 30, 1996, between The Wendt-Bristol Company and Marvin D. Kantor related to working capital loan.

                    10.7 Loan and Security Agreement, dated March 27, 1996, between Wendt-Bristol Diagnostics Company, L.P. and DVI Capital Company relating to equipment financing.

                    10.8 Loan and Security Agreement, dated March 27, 1996, between Health America, Inc. dba Wendt-Bristol Center and DVI Capital Company relating to equipment financing.

                    10.9 Loan and Security Agreement, dated March 27, 1996, between American Care Center, Inc. dba Bristol House of Columbus and DVI Capital Company relating to equipment financing.

                   10.10 Loan and Security Agreement, dated March 27, 1996, between Ethan Allen Care Center, Inc. dba Bristol House of Springfield and DVI Capital Company relating to equipment financing.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

     (a)    Documents filed as part of this Form 10-K: (Continued)

              3. Exhibits Filed Under Item 601 of Regulation S-K. (Numbers assigned to the following correlate to those used in such
                   Item 601) (Continued)

                   EXHIBIT
                   NUMBER                     DESCRIPTION
                   ------                     -----------

                    10.11 Asset Purchase Agreement, dated April 15, 1996, between Congress Liquors, Inc. and MHK Corp.

                      21      List of Subsidiaries

                      27      EDGAR Financial Data Schedule

     (b) Reports on Form 8-K filed during last fiscal (calendar) quarter of 1995:

            None

                                                                     SCHEDULE II

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

          COLUMN  A                      COLUMN B      COLUMN C      COLUMN D     COLUMN E
- ----------------------------------      ----------    ----------  -------------   ---------
                                                      ADDITIONS
                                                      ----------
                                        BALANCE AT    CHARGED TO                   BALANCE
                                        BEGINNING     COSTS AND                    AT END
                                        OF PERIOD     EXPENSES      DEDUCTIONS    OF PERIOD
                                        ---------     --------      ----------    ----------
December 31, 1995
  Reserve deducted from asset to
   which it applies:
    Allowance for doubtful trade                                    (a)
     accounts                            $250,000      $105,528   $ (c)  15,528    $340,000
                                         ========      ========   =============    ========
  Valuation allowance for deferred
   tax assets                            $400,000      $   -      $     100,000    $300,000
                                         ========      ========   =============    ========
December 31, 1994
  Reserve deducted from asset to
   which it applies:
    Allowance for doubtful trade
     accounts                            $224,353      $111,647   $ (a)  86,000    $250,000
                                         ========      ========   =============    ========
  Valuation allowance for deferred
   tax assets                            $531,480      $   -      $     131,480    $400,000
                                         ========      ========   =============    ========
December 31, 1993
  Reserve deducted from asset to
   which it applies:
    Allowance for doubtful trade                                    (a)
     accounts                            $329,196      $174,847   $ (b) 276,690    $224,353
                                         ========      ========   =============    ========
  Valuation allowance for deferred
   tax assets                            $350,040      $181,440   $      -         $531,480
                                         ========      ========   =============    ========

Notes:   (a)  Write-off of uncollectible amounts

         (b) Includes reserve of approximately $136,000 eliminated in connection with a financing arrangement involving the securitization of certain accounts receivable. See Note 5.

         (c) Net of reserves of approximately $150,000 which are no longer connected with a financing arrangement involving the securitization of certain accounts receivable. See Note 5.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE WENDT-BRISTOL HEALTH SERVICES
                                            CORPORATION
                                            (Registrant)



                                            By: /s/ Sheldon A. Gold
                                                -------------------------------
April 17, 1996                                  Sheldon A. Gold
                                                 President



                                            By: /s/ Charles R. Cicerchi
                                                -------------------------------
April 17, 1996                                  Charles R. Cicerchi
                                                 Vice-President, Finance

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                           TITLE                       DATE
        ---------                           -----                       ----
/s/   Marvin D. Kantor          Chairman of the Board and
- ---------------------------     Director                           April 17, 1996
Marvin D. Kantor


/s/   Harold T. Kantor          Vice Chairman of the Board         April 17, 1996
- ---------------------------     and Director
Harold T. Kantor


/s/   Sheldon A. Gold          President (Principal Executive      April 17, 1996
- ---------------------------    Officer and Principal Financial
Sheldon A. Gold                and Accounting Officer) and
                               Director

/s/   Reed A. Martin           Executive Vice President, Chief     April 17, 1996
- ---------------------------    Operating Officer and Director
Reed A. Martin


/s/   Paul H. Levine           Director                            April 17, 1996
- ---------------------------
Paul H. Levine


/s/   Gerald M. Penn           Director                            April 17, 1996
- ---------------------------
Gerald M. Penn


                                      IV-