Form 10-Q
period 1996-03-31
WENDT BRISTOL HEALTH SERVICES CORP
filed 1996-05-15
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------


         For Quarter Ended March 31, 1996 Commission file number 0-11656

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

                            Yes  /x/   No  / /

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

EACH OF THE FOLLOWING CLASSES ARE REGISTERED ON THE AMERICAN STOCK EXCHANGE.



                           Class                              Outstanding at April 30, 1996
                           -----                              -----------------------------

                  Common Stock, par value                              5,736,020
                    $.01 per share

                  Common Stock Purchase Warrants                         414,538 (1)


                  (1) Upon exercise, represents 1,139,980 shares of The Wendt-Bristol Health Services Corporation.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                                    I N D E X

         Part I                                                         Page No.

Financial Statements:

          Consolidated Balance Sheets - December 31, 1995  and
          March 31, 1996 (Unaudited)                                         3-4

          Consolidated Statements of Operations (Unaudited)
          Three Months Ended March 31, 1996 and 1995                           5

          Consolidated Statements of Cash Flow (Unaudited)
          Three Months Ended March 31, 1996 and 1995                         6-7

          Notes to Consolidated Financial Statements                        8-10

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11-13



Part II

          Signatures                                                          14

Exhibits:

          Exhibit 27 EDGAR Financial Data Schedule                            15

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   AS AT MARCH 31, 1996 AND DECEMBER 31, 1995

                                     ASSETS



                                                                      March 31            December 31
                                                                        1996                1995
                                                                        ----              -----------
                                                                     (Unaudited)
Current assets:
          Cash                                                      $    207,839        $     35,825
                                                                    ------------        ------------

          Restricted cash                                                165,907             163,962
                                                                    ------------        ------------

          Receivables:
          Trade, net of allowance for doubtful
               accounts of $ 306,000 (March)
               and $340,000 (December)                                 2,499,588           2,678,551
          Notes receivable                                                87,492              49,920
          Miscellaneous                                                  830,326             858,032
                                                                    ------------        ------------
                                                                       3,417,406           3,586,503
                                                                    ------------        ------------


          Inventories                                                    509,583             489,042
          Prepaid expenses and other                                     539,764             549,774
                                                                    ------------        ------------
               Total current assets                                    4,840,499           4,825,106
                                                                    ------------        ------------


Property, plant and equipment                                         19,669,975          19,531,862
          Less: Accumulated depreciation and
               amortization                                           (5,472,871)         (5,243,057)
                                                                    ------------        ------------
                                                                      14,197,104          14,288,805
                                                                    ------------        ------------

Investments and other assets:
          Notes and other receivables, net of current portion            384,298             395,912
          Notes receivable from officers, employees and
               related parties, net of amounts payable                   901,834             863,509
          Life insurance premiums receivable                             794,368             758,795
          Excess of cost over assets of businesses
               and subsidiaries acquired, less amortization              632,325             637,729
          Deferred charges                                               810,483             776,622
          Other assets                                                   262,934             260,847
                                                                    ------------        ------------
               Total investments and other assets                      3,786,242           3,693,414
                                                                    ------------        ------------
                                                                    $ 22,823,845        $ 22,807,325
                                                                    ============        ============





                                   (Continued)

The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

                   AS AT MARCH 31, 1996 AND DECEMBER 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 March 31          December 31
                                                                   1996               1995
                                                                   ----               ----
                                                                (Unaudited)
Current liabilities:
       Accounts payable                                        $  2,673,508        $  2,836,474
       Accrued expenses and other liabilities:
            Salaries and wages                                      415,929             451,718
            Taxes, other than federal income taxes                1,038,418           1,315,508
            Interest                                                 74,982              87,520
            Stock purchase agreement payable                        625,000             625,000
            Other                                                 1,610,999           1,987,634
       Long-term obligations classified as current                1,005,049           2,760,789
       Federal income taxes payable                                  77,391             100,000
                                                               ------------        ------------
            Total current liabilities                             7,521,276          10,164,643
                                                               ------------        ------------

Long-term obligations, less amounts classified
       as current                                                10,423,565           7,880,566
                                                               ------------        ------------

            Total liabilities                                    17,944,841          18,045,209
                                                               ------------        ------------

Minority interests                                                  244,593             219,541
                                                               ------------        ------------

Stockholders' equity:
       Common stock: $.01 par;
            authorized: 12,000,000 shares
            issued: 8,243,480 shares                                 82,435              82,435
       Capital in excess of par                                  10,264,751          10,274,974
       Retained earnings (deficit)                               (2,789,716)         (2,872,818)
                                                               ------------        ------------
                                                                  7,557,470           7,484,591
       Treasury stock, at cost, 2,507,460 shares (March)
            and 2,523,722 shares (December)                      (2,923,059)         (2,942,016)
                                                               ------------        ------------
                 Total stockholders' equity                       4,634,411           4,542,575
                                                               ------------        ------------

                                                               $ 22,823,845        $ 22,807,325
                                                               ============        ============




The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (UNAUDITED)

                                                            Three Months ended March 31
                                                            ---------------------------
                                                             1996                1995
                                                             ----                ----
Revenues:
       Net sales                                          $   707,977        $   676,647
       Service income                                       4,613,177          4,536,382
                                                          -----------        -----------
                                                            5,321,154          5,213,029
                                                          -----------        -----------
Costs and expenses:
       Cost of sales                                          495,679            491,058
       Selling, general and administrative
            expenses, net                                   4,298,241          4,190,555
                                                          -----------        -----------
                                                            4,793,920          4,681,613
                                                          -----------        -----------

Operating income before depreciation                          527,234            531,416

Depreciation                                                  229,812            305,208
                                                          -----------        -----------
Operating income                                              297,422            226,208
                                                          -----------        -----------

Other income (expense):
       Minority interests in (earnings) losses, net           (25,052)             1,178
       Interest expense                                      (212,209)          (305,494)
       Other, net                                              29,355             22,796
                                                          -----------        -----------
                                                             (207,906)          (281,520)
                                                          -----------        -----------

Income (loss) before income taxes                              89,516            (55,312)

Income tax expense                                             (6,414)              --
                                                          -----------        -----------
Net income (loss)                                         $    83,102        $   (55,312)
                                                          ===========        ===========




Income (loss) per common share                            $      0.01        $     (0.01)
                                                          ===========        ===========

Weighted average shares outstanding                         5,720,830          7,551,805
                                                          ===========        ===========





The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (UNAUDITED)

                                                                                            Three Months ended March 31
                                                                                           -----------------------------
                                                                                            1996                  1995
                                                                                            ----                  ----

          Cash flows from operating activities:
               Net income (loss)                                                          $    83,102        $   (55,312)
                                                                                          -----------        -----------
               Adjustments required to reconcile net income
                    to net cash provided by operating activities:
                         Amortization, depreciation and other, net                            235,216            308,762
                         Provision for losses on notes and accounts receivable                 19,228             52,237
                         Minority interest in earnings of consolidated subsidiaries            25,052             (1,178)
                         Changes in assets and liabilities:
                              Receivables                                                     183,441           (269,798)
                              Merchandise inventories                                         (20,541)             3,747
                              Prepaid expenses and other current assets                        18,744            118,806
                              Accounts payable                                               (162,966)          (269,089)
                              Accrued expenses and other liabilities                         (702,052)          (253,806)
                              Federal income taxes payable                                    (22,609)           (44,000)
                              Deferred charges and other                                      (35,946)           (31,413)
                                                                                          -----------        -----------
               Total adjustments                                                             (462,433)          (385,732)
                                                                                          -----------        -----------
          Net cash used in operating activities                                              (379,331)          (441,044)
                                                                                          -----------        -----------

          Cash flows from investing activities:
               Purchase of minority interest from limited partners                               --             (130,000)
               Collection of miscellaneous receivable                                            --            1,700,000
               (Increase) decrease in notes receivable                                        (25,958)            33,227
               Disbursements to related parties
                    and former affiliates, net                                                (69,898)           (68,333)
               Utilization of or (deposit) to restricted cash                                  (1,945)           162,303
               Capital expenditures                                                           (68,604)           (42,383)
                                                                                          -----------        -----------
          Net cash provided by (used in) investing activities                                (166,405)         1,654,814
                                                                                          -----------        -----------

          Cash flows from financing activities:
               Proceeds from warrants exercised                                                  --                3,750
               Principal payments of long-term obligations                                   (326,488)        (1,039,367)
               Proceeds from long-term obligations                                          1,044,238               --
               Net borrowings from securitization program                                        --             (278,500)
                                                                                          -----------        -----------
          Net cash provided by (used in) financing activities                                 717,750         (1,314,117)
                                                                                          -----------        -----------

          Net increase (decrease) in cash                                                     172,014           (100,347)

          Cash at beginning of period                                                          35,825            182,042
                                                                                          -----------        -----------
          Cash at end of period                                                           $   207,839        $    81,695
                                                                                          ===========        ===========


                                   (Continued)

The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996


                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (UNAUDITED)

                                                                                         Three Months ended March 31
                                                                                         ---------------------------

                                                                                           1996              1995
                                                                                           ----              ----

Supplemental disclosures of cash flow information
       Cash paid during the three months for:
            Interest                                                                   $   224,747        $   329,100
            Income taxes                                                               $    28,000        $    44,000

Supplemental disclosures of noncash investing and financing activity:

       A partnership, of which the Company is the managing general partner purchased equipment which was financed by entering into an installment finance agreement
            Increase in equipment cost, net                                            $    69,509
            Increase in long-term obligations                                              (69,509)

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

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  MANAGEMENT'S REPRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal adjustments and recurring accruals) necessary to present fairly The Wendt-Bristol Health Services Corporation ("Wendt-Bristol" or "Company") and subsidiaries consolidated financial position as at March 31, 1996 and December 31, 1995 and the consolidated results of its operations for the three months ended March 31, 1996 and 1995 as well as the cash flows for the respective three months. The results of operations for any interim period are not necessarily indicative of results for the full year. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THE WENDT-BRISTOL ANNUAL REPORT FILED AS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995, WHICH IS HEREBY INCORPORATED BY REFERENCE.

2.  INCOME TAXES

         The Company utilizes the provisions of SFAS No. 109, which requires the use of the liability method of accounting for deferred income taxes. As a result, the Company has recognized a deferred tax liability, a deferred tax asset and a valuation allowance against the deferred tax assets. A summary of the December 31, 1995 attributes is as follows:



               Deferred tax assets                $2,000,200
                 Less:  valuation allowance          300,000
                                                  ----------
                                                   1,700,200

               Deferred tax liabilities            1,530,800
                                                  ----------

               Net deferred tax asset             $  169,400
                                                  ==========


         During 1996, the Company does not expect to incur any current Federal tax liability since they will be able to utilize net operating loss carry forwards to reduce taxable income to zero.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  INCOME TAXES (CONTINUED)

         State and local taxes are summarized as follows:


                                       Three months ended March 31,
                                       ----------------------------

                                          1996                1995
                                          ----                ----
         State and local taxes:
           Current expense              $ 6,414                $   -
                                        =======                =====


3.  STOCKHOLDERS' EQUITY

         At March 31, 1996 there were 414,538 Common Stock purchase warrants outstanding, exercisable at $3.75 per warrant. Each warrant, upon exercise, provides two and three quarters (2 3/4) shares of the Company's common stock and a Series II warrant (issuable upon completion of appropriate Securities and Exchange Commission filings) exercisable for two shares at $3.00/share. The Warrants' expiration dates, as amended by the Board of Directors in April 1996, are May 1, 1997 for the initial Warrant and May 1, 1998 for the Series II Warrants. There were no warrants exercised during the three months ended March 31, 1996.

         Earnings per share were computed using the weighted average number of shares outstanding (net of Treasury shares) during each period. The common stock equivalents (warrants and options) are anti-dilutive, thereby yielding similar primary and fully diluted per share amounts.

4.  SUBSEQUENT EVENTS

  A. On April 1, 1996, the Company re-financed a mortgage at the Diagnostics and Radiology Center, operated by a partnership of which a subsidiary is the general partner. The mortgage of $712,500 bears a fixed interest rate of 9.41%, payable in monthly installments through April, 2005, with any remaining balance due on that date. Funds provided from the mortgage are for working capital related to the expansion of operations at the facility.

         (Continued)

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  SUBSEQUENT EVENTS (CONTINUED)

  B. During April, 1996, the Company re-financed the mortgage relating to the New Jersey property leased by the purchaser of its former manufacturing division. The mortgage was initially due on October 1, 1995 but the Company received a short-term extension from the lender; therefore, the entire balance of approximately $1,640,000 was classified as current on the December 31,1995 Balance Sheet. Terms of the new five-year $1,700,000 mortgage include amortization on a ten year basis, a five year renewal option and interest at prime plus three percent.

         Each of the above re-financing transactions are reflected in the classification of long-term debt in the March 31, 1996 Balance Sheet.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE:  REFERENCE SHOULD BE MADE TO THE NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS HEREIN.

FINANCIAL CONDITION

Management believes that the Company's financial condition continues to be strengthened through the concentration of efforts to develop its Health Care Services business. As a result of the emphasis on health services, rather than manufacture or distribution, Management believes that the Company has established a focused growth plan that is evidenced by the $138,000 increase in net income for the first three months of 1996 from a net loss of $55,000 in 1995 to net income of $83,000 in 1996.

In addition to the aforementioned, the mortgage on the Company's New Jersey property was refinanced in April 1996 resulting in a reclassification of approximately $1,517,000 from current liabilities to long-term debt (see Note
4).

Working capital increased approximately $2,659,000 during the three months ended March 31, 1996, due mostly from an equipment refinancing in March 1996 and the refinancing of the New Jersey mortgage (see Form 10-K Note 15 and Note 4 herein). Current assets increased approximately $15,000, due mostly from an increase in cash of approximately $172,000 partially offset by a decrease of approximately $169,000 in receivables. Current liabilities decreased approximately $2,643,000, due primarily from reductions in current portion of long-term debt ($1,756,000 - most of which was reclassified to long-term), accrued expenses other ($377,000), accrued taxes other than federal income taxes ($277,000), and accounts payable ($163,000). Such reductions in liabilities were accomplished as a result of the 1996 re-financings.

LIQUIDITY AND CAPITAL RESOURCES

The Company improved its working capital during the first quarter of 1996 by re-financing most of its equipment and replacing its balloon mortgage on the New Jersey property (due April, 1996) with a mortgage that matures in 2001 (see Note
4). On March 27, 1996 the Company, through several of its subsidiaries, re-financed most of its equipment; the total amount refinanced of $1,700,000 bears an interest rate of 12-1/8% with the balance amortizing over sixty months. With the proceeds, the Company paid off existing debt of approximately $1,023,000 and used the remainder for working capital needs.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company, at its Diagnostic and Radiology Center operated by a limited partnership of which a subsidiary is general partner, is obtaining additional imaging techniques such as angiography and fluoroscopy early in the third quarter of 1996. The cost of such equipment, approximately $745,000, will be financed through the Partnership by a favorable vendor financing program.

Also, the Company is currently in negotiations with a finance company to secure additional working capital funds to replace the accounts receivable securitization program that was terminated in 1995. Management believes, based upon discussions, the new credit facility will be in place by the end of May, 1996. As a result of this transition, the Company has experienced cash flow difficulties from time to time, but has maintained good working relationships with its vendors.

Management further believes the present resources available, the accounts receivable financing program indicated above, as well as profitable operations will meet anticipated requirements for operations of the business. There are no further material commitments for capital expenditures.

RESULTS OF OPERATIONS 1996-1995

Consolidated revenues from operations for the three months ended March 31, 1996 increased approximately $108,000 or 2.1% over the same period in 1995. Net sales increased approximately $31,000 while service revenues increased approximately $77,000 over the same period in 1995. Revenues at the Alzheimer's Center increased approximately $347,000 due to increased occupancy and higher rates while revenues declined approximately $141,000 at another nursing home (due to lower rates and occupancy levels which are expected to be temporary) and $164,000 in the Home Care subsidiary. The Home Care subsidiary has been demonstrating an increasing number of visits in 1996 as compared to the second half of 1995.

Cost of sales increased approximately $5,000 for the three months ended March 31, 1996 while gross margin improved slightly in the 1996 quarter from 29.4% in 1995 to 30.0% in 1996.

Selling, general and administrative expenses increased approximately $108,000 over the same period in 1995. Increases of $141,000 at the Alzheimer's Center and $78,000 at the Diagnostic and Radiology Center were partially offset by a decrease of $113,000 in Home Care. The increases at the Alzheimer's Center were attributable to higher staffing levels due to higher occupancy than the previous year while the increases at the Diagnostics Center were due mostly to the transition of a switch to a new radiology group that is providing MRI and C-T radiology services to the Center via telecommunications technology. The decline in expenses in Home Care is in conjunction with the decline in service revenues over the same period in 1995; however, it is anticipated that these costs will be more cost justified as the number of visits increase during 1996.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  FOR 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS 1996-1995 (CONTINUED)

Interest expense decreased approximately $93,000 for the three months ended March 31, 1996 as compared to the same period in 1995, mostly due to the termination of the accounts receivable securitization program.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                               PART II SIGNATURES

                        --------------------------------
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               THE WENDT-BRISTOL HEALTH SERVICES CORPORATION (Registrant)

         May 14, 1996                By:   /s/ Sheldon A. Gold
                                           -----------------------------------
                                           Sheldon A. Gold
                                           President
                                           (Principal Executive, Financial and
                                           Accounting Officer)

         May 14, 1996                By:   /s/ Charles R. Cicerchi
                                           -----------------------------------
                                           Charles R. Cicerchi
                                           Vice-President, Finance