Form 10-Q
period 1996-06-30
WENDT BRISTOL HEALTH SERVICES CORP
filed 1996-08-12
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------


    For Quarter Ended June 30, 1996           Commission file number 0-11656


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

                                   Yes x   No
                                      ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         EACH OF THE FOLLOWING CLASSES ARE REGISTERED ON THE AMERICAN STOCK EXCHANGE.

             Class                            Outstanding at July 31, 1996
             -----                            ----------------------------

Common Stock, par value                                5,736,020
   $.01 per share

Common Stock Purchase Warrants                           414,538 (1)


         (1) Upon exercise, represents 1,139,980 shares of The Wendt-Bristol Health Services Corporation.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES




                                    I N D E X



Part I                                                                      Page No.
- ------                                                                      --------
Financial Statements:

     Consolidated Balance Sheets - December 31, 1995 and
     June 30, 1996 (Unaudited)                                               3-4

     Consolidated Statements of Operations (Unaudited)
     Three and Six Months Ended June 30, 1996 and 1995                        5

     Consolidated Statements of Cash Flow (Unaudited)
     Six Months Ended June 30, 1996 and 1995                                 6-7

     Notes to Consolidated Financial Statements                              8-10

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                              11-13

Part II
     Other Information                                                        14

     Signatures                                                               14

     Exhibits                                                                 14

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   AS AT JUNE 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS


                                                               June 30           December 31
                                                                 1996                1995
                                                             ------------        ------------
                                                              (Unaudited)
Current assets:
   Cash                                                      $    163,730        $     35,825
                                                             ------------        ------------

   Restricted cash                                                360,650             310,912
                                                             ------------        ------------

   Receivables:
      Trade, net of allowance for doubtful
         accounts of $ 322,000 (June)
         and $340,000 (December)                                1,281,137           2,678,551
      Notes receivable                                            108,116              49,920
      Miscellaneous                                             1,079,630             858,032
                                                             ------------        ------------
                                                                2,468,883           3,586,503
                                                             ------------        ------------

   Inventories                                                    519,955             489,042
   Prepaid expenses and other                                     343,612             402,824
                                                             ------------        ------------
      Total current assets                                      3,856,830           4,825,106
                                                             ------------        ------------

Property, plant and equipment, at cost                         19,806,953          19,531,862
   Less: Accumulated depreciation and
      amortization                                             (5,636,284)         (5,243,057)
                                                             ------------        ------------
                                                               14,170,669          14,288,805
                                                             ------------        ------------
Investments and other assets:
   Notes and other receivables, net of current portion            323,708             395,912
   Notes receivable from officers, employees and
      related parties, net of amounts payable                   1,031,168             863,509
   Life insurance premiums receivable                             819,489             758,795
   Excess of cost over assets of businesses
      and subsidiaries acquired, less amortization                629,992             637,729
   Deferred charges                                               975,824             776,622
   Other assets                                                   265,102             260,847
                                                             ------------        ------------
      Total investments and other assets                        4,045,283           3,693,414
                                                             ------------        ------------

                                                             $ 22,072,782        $ 22,807,325
                                                             ============        ============



                                  (Continued)



The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Continued)

                   AS AT JUNE 30, 1996 AND DECEMBER 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           June 30           December 31
                                                             1996                1995
                                                          ------------        ------------
                                                          (Unaudited)
Current liabilities:
   Accounts payable                                       $  2,225,858        $  2,836,474
   Accrued expenses and other liabilities:
      Salaries and wages                                       459,446             451,718
      Taxes, other than federal income taxes                   891,023           1,315,508
      Interest                                                  83,307              87,520
      Stock purchase agreement payable                         625,000             625,000
      Other                                                  1,181,882           1,987,634
   Long-term obligations classified as current                 768,936           2,760,789
   Federal income taxes payable                                   --               100,000
                                                          ------------        ------------
      Total current liabilities                              6,235,452          10,164,643
                                                          ------------        ------------

Long-term obligations, less amounts classified
   as current                                               10,813,104           7,880,566
                                                          ------------        ------------

      Total liabilities                                     17,048,556          18,045,209
                                                          ------------        ------------

Minority interests                                             327,489             219,541
                                                          ------------        ------------

Stockholders' equity:
   Common stock: $.01 par;
      authorized: 12,000,000 shares
      issued: 8,243,480 shares                                  82,435              82,435
   Capital in excess of par                                 10,264,751          10,274,974
   Retained earnings (deficit)                              (2,727,390)         (2,872,818)
                                                          ------------        ------------
                                                             7,619,796           7,484,591
   Treasury stock, at cost, 2,507,460 shares (June)
      and 2,523,722 shares (December)                       (2,923,059)         (2,942,016)
                                                          ------------        ------------
         Total stockholders' equity                          4,696,737           4,542,575
                                                          ------------        ------------

                                                          $ 22,072,782        $ 22,807,325
                                                          ============        ============








The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (UNAUDITED)

                                                               Six Months Ended                     Three Months Ended
                                                                   June 30                                June 30
                                                      --------------------------------        --------------------------------
                                                          1996                1995                1996                1995
                                                      ------------        ------------        ------------        ------------
Revenues:
   Net sales                                          $  1,376,041        $  1,351,992        $    668,064        $    675,345
   Service income                                        9,368,282           9,268,790           4,755,105           4,732,408
                                                      ------------        ------------        ------------        ------------
                                                        10,744,323          10,620,782           5,423,169           5,407,753
                                                      ------------        ------------        ------------        ------------
Costs and expenses:
   Cost of sales                                           980,369             920,605             484,690             429,547
   Selling, general and administrative
      expenses, net                                      8,578,313           8,461,234           4,280,072           4,270,679
                                                      ------------        ------------        ------------        ------------
                                                         9,558,682           9,381,839           4,764,762           4,700,226
                                                      ------------        ------------        ------------        ------------

Operating income before depreciation                     1,185,641           1,238,943             658,407             707,527

Depreciation                                               463,524             581,828             233,712             276,620
                                                      ------------        ------------        ------------        ------------

Operating income                                           722,117             657,115             424,695             430,907
                                                      ------------        ------------        ------------        ------------

Other income (expense):
   Minority interests in (earnings) losses, net           (107,811)             (9,782)            (82,759)            (10,960)
   Interest expense                                       (485,057)           (600,048)           (272,848)           (294,554)
   Other, net                                               31,850              36,583               2,495              13,787
                                                      ------------        ------------        ------------        ------------
                                                          (561,018)           (573,247)           (353,112)           (291,727)
                                                      ------------        ------------        ------------        ------------

Income before income taxes                                 161,099              83,868              71,583             139,180

Income tax expense                                         (15,671)            (45,000)             (9,257)            (45,000)
                                                      ------------        ------------        ------------        ------------

Net income                                            $    145,428        $     38,868        $     62,326        $     94,180
                                                      ============        ============        ============        ============



Income per common share                               $       0.03        $       0.01        $       0.01        $       0.02
                                                      ============        ============        ============        ============

Weighted average shares outstanding                      5,728,425           6,882,102           5,736,020           6,219,758
                                                      ============        ============        ============        ============








The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (UNAUDITED)

                                                                             Six Months Ended June 30
                                                                          ------------------------------
                                                                              1996               1995
                                                                          -----------        -----------
Cash flows from operating activities:
   Net income                                                             $   145,428        $    38,868
                                                                          -----------        -----------
   Adjustments required to reconcile net income
      to net cash provided by operating activities:
         Amortization, depreciation and other, net                            473,056            588,935
         Provision for losses on notes and accounts receivable                 64,217            105,674
         Minority interest in earnings of consolidated subsidiaries           107,811              9,782
         Changes in assets and liabilities:
            Receivables
               Sale of receivables                                            970,550               --
               Other changes                                                  164,549           (405,107)
            Merchandise inventories                                           (30,913)           (33,438)
            Prepaid expenses and other current assets                          67,946            166,182
            Accounts payable                                                 (610,616)          (409,862)
            Accrued expenses and other liabilities                         (1,226,722)           (40,374)
            Federal income taxes payable                                     (100,000)          (141,000)
            Deferred charges and other                                       (229,614)           (63,283)
                                                                          -----------        -----------
   Total adjustments                                                         (349,736)          (222,491)
                                                                          -----------        -----------
Net cash used in operating activities                                        (204,308)          (183,623)
                                                                          -----------        -----------

Cash flows from investing activities:
   Purchase of minority interest from limited partners                           --             (150,000)
   Collection of miscellaneous receivable                                        --            1,700,000
   Decrease in notes receivable                                                14,008             58,251
   Disbursements to related parties
      and former affiliates, net                                             (224,353)          (122,087)
   Utilization of or (deposit) to restricted cash                             (49,738)           247,068
   Capital expenditures                                                      (275,880)          (235,103)
                                                                          -----------        -----------
Net cash provided by (used in) investing activities                          (535,963)         1,498,129
                                                                          -----------        -----------

Cash flows from financing activities:
   Purchase of common stock of subsidiary                                      (3,000)              --
   Proceeds from warrants exercised                                              --                3,750
   Principal payments of long-term obligations                               (672,277)        (1,276,323)
   Proceeds from long-term obligations                                      1,543,453               --
   Net borrowings from securitization program                                    --             (178,500)
                                                                          -----------        -----------
Net cash provided by (used in) financing activities                           868,176         (1,451,073)
                                                                          -----------        -----------

Net increase (decrease) in cash                                               127,905           (136,567)

Cash at beginning of period                                                    35,825            182,042
                                                                          -----------        -----------
Cash at end of period                                                     $   163,730        $    45,475
                                                                          ===========        ===========

                                  (Continued)

The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (UNAUDITED)

                                                                                      Six Months Ended June 30
                                                                                 -----------------------------------
                                                                                      1996                 1995
                                                                                 --------------       --------------
   Cash paid during the six months for:
      Interest                                                                   $      489,270       $      626,073
      Income taxes                                                               $      108,391       $      178,705

Supplemental disclosures of noncash
investing and financing activity:

   A partnership, of which the Company is the managing general partner purchased equipment which was financed by entering into an installment finance agreement.
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
      Decrease in investment in preferred stock, at cost                                              $   (3,000,000)
      Decrease in minority interest                                                                          512,653
      Increase in treasury stock                                                                           2,487,347

   A subsidiary of the Company incurred costs for the construction of an Alzheimer's and related disorders facility with draws against a HUD-insured financing agreement.
      Increase in long-term obligations                                                               $     (166,826)
      Increase in prepaid expenses and other current assets                                                   45,116
      Decrease in accounts payable                                                                           121,710

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

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  MANAGEMENT'S REPRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal adjustments and recurring accruals) necessary to present fairly The Wendt-Bristol Health Services Corporation ("Wendt-Bristol" or "Company") and subsidiaries consolidated financial position as at June 30, 1996 and December 31, 1995 and the consolidated results of its operations for the three and six months ended June 30, 1996 and 1995 as well as the cash flows for the respective six months. The results of operations for any interim period are not necessarily indicative of results for the full year. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THE WENDT-BRISTOL ANNUAL REPORT FILED AS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995, WHICH IS HEREBY INCORPORATED BY REFERENCE.

2.  RECLASSIFICATIONS

Cash required to be held in escrow by HUD for "Replacement Reserves" at the nursing homes in the amount of $146,950 has been reclassified from Prepaid expenses to Restricted cash on the December 31, 1995 balance sheet to conform with the presentation at June 30, 1996, which includes "Replacement Reserves" in the amount of $192,760.

3.  INCOME TAXES

The Company utilizes the provisions of SFAS No. 109 which requires the use of the liability method of accounting for deferred income taxes. As a result, the Company has recognized a deferred tax liability, a deferred tax asset and a valuation allowance against the deferred tax assets. A summary of the December 31, 1995 attributes is as follows:

         Deferred tax assets                                   $  2,000,200
            Less:  valuation allowance                              300,000
                                                                -----------
                                                                  1,700,200

         Deferred tax liabilities                                 1,530,800

         Net deferred tax asset                                 $   169,400
                                                                ===========

During 1996, the Company does not expect to incur any current Federal tax liability since it will be able to utilize net operating loss carry forwards to reduce taxable income to zero.

(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INCOME TAXES (CONTINUED)

  Federal, state and local taxes are summarized as follows:

                                Six months ended           Three months ended
                                    June 30,                    June 30,
                             -------------------------------------------------
                              1996          1995          1996          1995
                             -------       -------       -------       -------
Federal income taxes:
  Current expense            $  --         $35,000       $  --         $35,000

State and local taxes:
  Current expense             15,671        10,000         9,257        10,000
                             -------       -------       -------       -------

Total tax expense            $15,671       $45,000       $ 9,257       $45,000
                             =======       =======       =======       =======


4.  STOCKHOLDERS' EQUITY

At June 30, 1996 there were 414,538 Common Stock purchase warrants outstanding, exercisable at $3.75 per warrant. Each warrant, upon exercise, provides two and three quarters (2 3/4) shares of the Company's common stock and a Series II warrant (issuable upon completion of appropriate Securities and Exchange Commission filings) exercisable for two shares at $3.00/share. The Warrants' expiration dates, as amended by the Board of Directors in April 1996, are May 1, 1997 for the initial Warrant and May 1, 1998 for the Series II Warrants. No warrants were exercised during the six or three months ended June 30, 1996.

Earnings per share were computed using the weighted average number of shares outstanding (net of Treasury shares) during each period. The common stock equivalents (warrants and options) are anti-dilutive, thereby yielding similar primary and fully diluted per share amounts.

5.  FINANCING TRANSACTIONS

 A. On April 1, 1996, the Company refinanced a mortgage at the Diagnostics and Radiology Center, operated by a partnership of which a subsidiary is the general partner. The mortgage of $712,500 bears a fixed interest rate of 9.41%, payable in monthly installments through April, 2005, with any remaining balance due on that date. Funds provided from the mortgage are for working capital related to the expansion of operations at the facility.

(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  FINANCING TRANSACTIONS (CONTINUED)

 B. On April 19, 1996, the Company refinanced the mortgage relating to the New Jersey property leased by the purchaser of its former manufacturing division. The mortgage was initially due on October 1, 1995 but the Company received a short-term extension from the lender; therefore, the entire balance of approximately $1,640,000 was classified as current on the December 31, 1995 Balance Sheet. Terms of the new five-year $1,700,000 mortgage include amortization on a ten year basis, a five-year renewal option and interest at prime plus three percent.


 C. On May 30, 1996, certain subsidiaries of the Company entered into a three-year financing arrangement with a finance company to sell, with limited recourse, its health care trade accounts receivable. Terms of the agreement include a commitment of up to $1,500,000 against eligible receivables at an annual interest rate of 12% plus servicing fees. Proceeds from the initial sale of these receivables amounted to approximately $971,000 with an additional $150,000 term note, amortizing over 36 months. Trade receivables as shown in the Consolidated Balance Sheet are shown exclusive of the receivable interests sold under this program.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: REFERENCE SHOULD BE MADE TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS HEREIN.


FINANCIAL CONDITION

Management believes that the Company's financial condition continues to be strengthened through the concentration of efforts to develop its Health Care Services business. As a result of the emphasis on health services, rather than manufacture or distribution, Management believes that the Company has established a focused growth plan that is evidenced by the increase in net income of approximately $106,000 for the first six months from $39,000 in 1995 to $145,000 in 1996.

In addition to the aforementioned, the mortgage on the Company's New Jersey property was refinanced in April 1996 resulting in a reclassification of approximately $1,517,000 from current liabilities to long-term debt (see Note
5).

Working capital increased approximately $2,961,000 during the six months ended June 30, 1996, due mostly from an equipment refinancing in March 1996 and the refinancing of the New Jersey mortgage (see Form 10-K Note 15 and Note 5 herein). Current assets decreased approximately $968,000, due mostly from a decrease of approximately $1,397,000 in trade receivables partially offset by an increase in cash of approximately $128,000. The decrease in receivables is mostly attributable to the accounts receivable securitization program the Company entered into in May 1996 (see Note 5). Current liabilities decreased approximately $3,929,000, due primarily from reductions in current portion of long-term debt ($1,992,000 - most of which was reclassified to long-term), accrued expenses-other ($806,000), accounts payable ($611,000), accrued taxes other than federal income taxes ($424,000), and federal income taxes payable ($100,000). Such reductions in current liabilities were made possible by the aforementioned financing transactions.

LIQUIDITY AND CAPITAL RESOURCES

The Company improved its working capital during the first half of 1996 by refinancing most of its equipment and replacing its balloon mortgage on the New Jersey property (due April, 1996) with a mortgage that matures in 2001 (see Note
5). On March 27, 1996 the Company, through several of its subsidiaries, refinanced most of its equipment at the nursing homes and Diagnostics Center with a finance company. The total amount refinanced of $1,700,000 is on a secured note and bears an interest rate of 12 1/8% payable over sixty months. With the proceeds, the Company paid off existing debt of approximately $1,023,000 and used the remainder for working capital needs.

(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On May 30, 1996 the Company entered into an agreement with a finance company to secure additional working capital funds to replace the accounts receivable securitization program that terminated in 1995. Terms of the agreement include a commitment of up to $1,500,000 against eligible receivables at an annual interest rate of 12% plus servicing fees. As a result of the transition between financing companies, the Company has experienced some cash flow difficulties from time to time, but has maintained good working relationships with its vendors.

The Company, at its Diagnostic and Radiology Center, operated by a limited partnership of which a subsidiary is general partner, is obtaining additional imaging techniques such as angiography and fluoroscopy in 1996. The cost of such equipment, approximately $745,000, will be financed through the Partnership by a favorable vendor financing program.

Management further believes the present resources available, the accounts receivable financing program indicated above, as well as profitable operations will meet anticipated requirements for operations of the business. There are no further material commitments for capital expenditures.

RESULTS OF OPERATIONS 1996-1995

Consolidated revenues from operations for the six months ended June 30, 1996 increased approximately $124,000 or 1.2% while revenues for the three months ended June 30, 1996 increased approximately $15,000 or .3% over 1995. Net sales increased approximately $24,000 or 1.8% for the six months and declined $7,000 or 1.1% for the three months ended June 30, 1996 as compared to the same periods in 1995. Service revenues increased approximately $99,000 or 1.1% for the six months and $23,000 or .5% for the three months over the same periods in 1995, mostly attributable to higher rates at the Alzheimer's Center partially offset by a decline in visits and revenues in the Home Care subsidiary.

Cost of sales increased approximately $60,000 or 6.5% for the six months and $55,000 or 12.8% for the three months ended June 30, 1996 as compared to the corresponding periods in 1995. Gross margin for the six months ended June 30, 1996 declined to 28.8% compared to 31.9% for the same period in 1995, primarily attributable to new competition in the retail pharmacy division.

Selling, general and administrative expenses, which include costs associated to services rendered, increased approximately $117,000 or 1.4% for the six months and $9,000 or .2% for the three months ended June 30, 1996 over the same periods in 1995.

(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS 1996-1995 (CONTINUED)

Minority interests in earnings increased approximately $98,000 for the six months and $72,000 for the three months ended June 30, 1996 as compared to the same periods in 1995 due to improved results in the operations that are not wholly-owned by the Company, primarily the Alzheimer's Center which is no longer in a start-up phase and is contributing to profits in 1996.

Interest expense decreased approximately $115,000 or 19.2% for the six months and $22,000 or 7.4% for the three months ended June 30, 1996 as compared to the same periods in 1995, mostly due to the termination of the accounts receivable securitization program, partially offset in the second quarter by the interest attributable to the new program.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                            PART II OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.11- Mortgage and security agreement dated April 1, 1996, between Wendt-Bristol Diagnostics Co. L.P. and National City Bank.

                  10.12- Mortgage and security agreement dated April 19, 1996 between The Wendt-Bristol Health Services Corporation and Grand Pacific Finance Corp.

                  10.13- Receivables purchase and sale agreement dated May 30, 1996 between The Wendt-Bristol Company, et al, and HealthPartners Funding L.P., relating to the health care receivables securitization program.

                  27-      EDGAR Financial Data Schedule

         (b)      Reports on Form 8-K - None

                                        --------------------------------
                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION (Registrant)

  August 9, 1996             By:
                                Sheldon A. Gold
                                President
                                (Principal Executive Officer)


  August 9, 1996             By:
                                 Charles R. Cicerchi
                                 Vice-President, Finance
                                 (Principal Financial and Accounting Officer)