Form 10-Q
period 1996-09-30
WENDT BRISTOL HEALTH SERVICES CORP
filed 1996-11-14
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------


For Quarter Ended September 30, 1996              Commission file number 0-11656


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

                            Yes [ X ]     No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

EACH OF THE FOLLOWING CLASSES ARE REGISTERED ON THE AMERICAN STOCK EXCHANGE.

                           Class                                                Outstanding at October 31, 1996
                           -----                                                -------------------------------
                  Common Stock, par value                                                6,236,020
                    $.01 per share

                  Common Stock Purchase Warrants                                         414,538 (1)


                  (1) Upon exercise, represents 1,139,980 shares of The Wendt-Bristol Health Services Corporation.


                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                ---------------------------------------------
             FORM 10-Q   FOR THE QUARTER ENDED SEPTEMBER 30, 1996
             ---------   ----------------------------------------

                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                ---------------------------------------------
                               AND SUBSIDIARIES
                               ----------------



                                  I N D E X



Part I                                                                 Page No.
------                                                                ---------

Financial Statements:

     Consolidated Balance Sheets - December 31, 1995 and
     September 30, 1996 (Unaudited)                                     3-4

     Consolidated Statements of Operations (Unaudited)
     Three and Nine Months Ended September 30, 1996 and  1995           5

     Consolidated Statements of Cash Flow (Unaudited)
     Nine Months Ended September 30, 1996 and 1995                      6-7

     Notes to Consolidated Financial Statements                         8-10

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                          11-13

Part II

     Other Information                                                  14

     Signatures                                                         14

     Exhibits                                                           14


                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 ---------------------------------------------
           FORM 10-Q       FOR THE QUARTER ENDED SEPTEMBER 30, 1996
           ---------       ----------------------------------------

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                AS AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                    ASSETS


                                                         September 30     December 31
                                                             1996            1995
                                                         ------------    ------------
                                                         (Unaudited)
Current assets:
   Cash                                                     $    102,014    $     35,825
                                                            ------------    ------------

   Restricted cash                                               368,219         310,912
                                                            ------------    ------------

   Receivables:
      Trade, net of allowance for doubtful
         accounts of $ 200,000 (September)
         and $340,000 (December)                               1,509,848       2,678,551
      Notes receivable                                           109,953          49,920
      Miscellaneous                                              845,578         858,032
                                                            ------------    ------------
                                                               2,465,379       3,586,503
                                                            ------------    ------------

   Inventories                                                   496,343         489,042
   Prepaid expenses and other                                    358,691         402,824
                                                            ------------    ------------
      Total current assets                                     3,790,646       4,825,106
                                                            ------------    ------------

Property, plant and equipment, at cost                        20,816,046      19,531,862
   Less: Accumulated depreciation and
      amortization                                            (5,901,792)     (5,243,057)
                                                            ------------    ------------
                                                              14,914,254      14,288,805
                                                            ------------    ------------
Investments and other assets:
   Notes and other receivables, net of current portion           367,584         395,912
   Notes receivable from officers, employees and
      related parties, net of amounts payable                    964,442         863,509
   Life insurance premiums receivable                            842,394         758,795
   Excess of cost over assets of businesses
      and subsidiaries acquired, less amortization               627,104         637,729
   Deferred charges                                              955,167         776,622
   Other assets                                                  265,835         260,847
                                                            ------------    ------------
      Total investments and other assets                       4,022,526       3,693,414
                                                            ------------    ------------

                                                            $ 22,727,426    $ 22,807,325
                                                            ============    ============



                                   (Continued)



The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
               --------- ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

                 AS AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               September 30     December 31
                                                                       1996            1995
                                                               ------------    ------------
                                                                (Unaudited)
Current liabilities:
       Accounts payable                                        $  1,906,626    $  2,836,474
       Accrued expenses and other liabilities:
            Salaries and wages                                      452,080         451,718
            Taxes, other than federal income taxes                  939,515       1,315,508
            Interest                                                113,392          87,520
            Stock purchase agreement payable                        625,000         625,000
            Other                                                 1,001,483       1,987,634
       Long-term obligations classified as current                  906,482       2,760,789
       Federal income taxes payable                                      --         100,000
                                                               ------------    ------------
            Total current liabilities                             5,944,578      10,164,643
                                                               ------------    ------------

Long-term obligations, less amounts classified
       as current                                                11,731,650       7,880,566
                                                               ------------    ------------

            Total liabilities                                    17,676,228      18,045,209
                                                               ------------    ------------

Minority interests                                                  343,249         219,541
                                                               ------------    ------------

Stockholders' equity:
       Common stock: $.01 par;
            authorized: 12,000,000 shares
            issued: 8,243,480 shares                                 82,435          82,435
       Capital in excess of par                                  10,264,751      10,274,974
       Retained earnings (deficit)                               (2,716,178)     (2,872,818)
                                                               ------------    ------------
                                                                  7,631,008       7,484,591
       Treasury stock, at cost, 2,507,460 shares (September)
            and 2,523,722 shares (December)                      (2,923,059)     (2,942,016)
                                                               ------------    ------------
                 Total stockholders' equity                       4,707,949       4,542,575
                                                               ------------    ------------

                                                               $ 22,727,426    $ 22,807,325
                                                               ============    ============








The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
               --------- ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

                                                           Nine Months Ended              Three Months Ended
                                                              September 30                   September 30
                                                      ----------------------------    --------------------------
                                                           1996            1995           1996           1995
                                                      ------------    ------------    -----------    -----------
Revenues:
       Net sales                                      $  2,085,074    $  2,012,077    $   709,033    $   660,085
       Service income                                   14,187,278      13,687,012      4,818,996      4,418,222
                                                      ------------    ------------    -----------    -----------
                                                        16,272,352      15,699,089      5,528,029      5,078,307
                                                      ------------    ------------    -----------    -----------
Costs and expenses:
       Cost of sales                                     1,515,526       1,369,777        535,157        449,172
       Selling, general and administrative
            expenses, net                               13,003,451      12,517,093      4,425,138      4,055,859
                                                      ------------    ------------    -----------    -----------
                                                        14,518,977      13,886,870      4,960,295      4,505,031
                                                      ------------    ------------    -----------    -----------

Operating income before depreciation                     1,753,375       1,812,219        567,734        573,276

Depreciation                                               730,303         877,484        266,779        295,656
                                                      ------------    ------------    -----------    -----------

Operating income                                         1,023,072         934,735        300,955        277,620
                                                      ------------    ------------    -----------    -----------

Other income (expense):
       Minority interests in (earnings) losses, net       (125,981)         27,383        (18,170)        37,165
       Interest expense                                   (788,156)       (887,974)      (303,099)      (287,926)
       Other, net                                           73,705          52,003         41,855         15,420
                                                      ------------    ------------    -----------    -----------
                                                          (840,432)       (808,588)      (279,414)      (235,341)
                                                      ------------    ------------    -----------    -----------

Income before income taxes                                 182,640         126,147         21,541         42,279

Income tax expense                                         (26,000)        (58,000)       (10,329)       (13,000)
                                                      ------------    ------------    -----------    -----------

Net income                                            $    156,640    $     68,147    $    11,212    $    29,279
                                                      ============    ============    ===========    ===========




Income per common share                               $       0.03    $       0.01    $        --    $        --
                                                      ============    ============    ===========    ===========

Weighted average shares outstanding                      5,730,975       6,658,894      5,736,020      6,219,758
                                                      ============    ============    ===========    ===========








The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
               --------- ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

                                                                                 Nine Months Ended September 30
                                                                                 ------------------------------
                                                                                    1996               1995
                                                                                 -----------        -----------

Cash flows from operating activities:
   Net income                                                                    $   156,640        $    68,147
                                                                                 -----------        -----------
   Adjustments required to reconcile net income
    to net cash provided by operating activities:
      Amortization, depreciation and other, net                                      745,313            888,145
      Provision for losses on notes and accounts receivable                           65,174             64,788
      Minority interest in earnings (losses) of consolidated subsidiaries            125,981            (27,383)
      Changes in assets and liabilities:
         Receivables
            Sale of receivables                                                      970,550                 --
            Other changes                                                            168,933           (159,815)
         Merchandise inventories                                                      (7,301)           (95,974)
         Prepaid expenses and other current assets                                    52,867            342,567
         Accounts payable                                                           (929,848)          (316,014)
         Accrued expenses and other liabilities                                   (1,335,910)           (37,223)
         Federal income taxes payable                                               (100,000)          (175,000)
         Deferred charges and other                                                 (209,687)           (44,544)
                                                                                 -----------        -----------
     Total adjustments                                                              (453,928)           439,547
                                                                                 -----------        -----------
Net cash provided by (used in) operating activities                                 (297,288)           507,694
                                                                                 -----------        -----------

Cash flows from investing activities:
   Purchase of minority interest from limited partners                                    --           (150,000)
   Collection of miscellaneous receivable                                                 --          1,700,000
   (Increase) decrease in notes receivable                                           (31,705)            68,210
   Disbursements to related parties
      and former affiliates, net                                                    (180,532)          (170,823)
   Utilization of or (deposit to) restricted cash                                    (57,307)           245,684
   Capital expenditures                                                             (480,130)          (311,597)
                                                                                 -----------        -----------
Net cash provided by (used in) investing activities                                 (749,674)         1,381,474
                                                                                 -----------        -----------

Cash flows from financing activities:
   Purchase of common stock of subsidiary                                             (8,000)            (2,000)
   Proceeds from warrants exercised                                                       --              3,750
   Principal payments of long-term obligations                                      (920,710)        (1,520,261)
   Proceeds from long-term obligations                                             1,618,453                 --
   Net change in revolving credit agreement                                          423,408                 --
   Net borrowings from securitization program                                             --           (478,500)
                                                                                 -----------        -----------
Net cash provided by (used in) financing activities                                1,113,151         (1,997,011)
                                                                                 -----------        -----------

Net increase (decrease) in cash                                                       66,189           (107,843)

Cash at beginning of period                                                           35,825            182,042
                                                                                 -----------        -----------
Cash at end of period                                                            $   102,014        $    74,199
                                                                                 ===========        ===========

                                   (Continued)

The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
               --------- ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

                                                                                 Nine Months Ended September 30
                                                                                 ------------------------------
                                                                                    1996             1995
                                                                                 -----------      -----------
Cash paid during the nine months for:
         Interest                                                                  $   762,284    $   916,615
         Income taxes                                                              $   136,830    $   222,705

Supplemental disclosures of noncash investing and financing activity:

     A partnership, of which the Company is the managing general partner purchased equipment which was financed by entering into an installment finance agreement.
         Increase in equipment cost, net                                           $   875,626
         Increase in long-term obligations                                            (875,626)

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

     A subsidiary of the Company incurred costs for the construction of an
     Alzheimer's and related disorders facility with draws against a HUD-insured financing agreement
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

The accompanying notes are an integral part of the financial statements

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q  FOR THE QUARTER ENDED SEPTEMBER 30, 1996
               ---------  ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  MANAGEMENT'S REPRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal adjustments and recurring accruals) necessary to present fairly The Wendt-Bristol Health Services Corporation ("Wendt-Bristol" or "Company") and subsidiaries consolidated financial position as at September 30, 1996 and December 31, 1995 and the consolidated results of its operations for the three and nine months ended September 30, 1996 and 1995 as well as the cash flows for the respective nine months. The results of operations for any interim period are not necessarily indicative of results for the full year. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THE WENDT-BRISTOL ANNUAL REPORT FILED AS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995, WHICH IS HEREBY INCORPORATED BY REFERENCE.

2.  RECLASSIFICATIONS

Cash required to be held in escrow by HUD for "Replacement Reserves" at the nursing homes in the amount of $146,950 has been reclassified from Prepaid expenses to Restricted cash on the December 31, 1995 balance sheet to conform with the presentation at September 30, 1996, which includes "Replacement Reserves" in the amount of $198,499.

3.  INCOME TAXES

The Company utilizes the provisions of SFAS No. 109 which requires the use of the liability method of accounting for deferred income taxes. As a result, the Company has recognized a deferred tax liability, a deferred tax asset and a valuation allowance against the deferred tax assets. A summary of the December 31, 1995 attributes is as follows:

         Deferred tax assets                                  $  2,000,200
            Less:  valuation allowance                             300,000
                                                                -----------
                                                                 1,700,200

         Deferred tax liabilities                                1,530,800
                                                                -----------

         Net deferred tax asset                               $    169,400
                                                                ===========

During 1996, the Company does not expect to incur any current Federal tax liability since it will be able to utilize net operating loss carry forwards to reduce taxable income to zero.

(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q  FOR THE QUARTER ENDED SEPTEMBER 30, 1996
               ---------  ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INCOME TAXES (CONTINUED)

  Federal, state and local taxes are summarized as follows:

                                                         Nine months ended                  Three months ended
                                                          September 30,                        September 30,
                                                         -----------------                  ------------------

                                                       1996              1995              1996             1995
                                                       ----              ----              ----             ----
Federal income taxes:
  Current expense                                    $  -              $45,000          $  -              $10,000

State and local taxes:
  Current expense                                     26,000            13,000           10,329             3,000
                                                      ------           -------          -------           -------

Total tax expense                                    $26,000           $58,000          $10,329           $13,000
                                                     =======           =======          =======           =======

4.  STOCKHOLDERS' EQUITY

At September 30, 1996 there were 414,538 Common Stock purchase warrants outstanding, exercisable at $3.75 per warrant. Each warrant, upon exercise, provides two and three quarters (2 3/4) shares of the Company's common stock and a Series II warrant (issuable upon completion of appropriate Securities and Exchange Commission filings) exercisable for two shares at $3.00/share. The Warrants' expiration dates, as amended by the Board of Directors in April 1996, are May 1, 1997 for the initial Warrant and May 1, 1998 for the Series II Warrants. No warrants were exercised during the nine or three months ended September 30, 1996.

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

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q  FOR THE QUARTER ENDED SEPTEMBER 30, 1996
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

D. On August 29, 1996, certain subsidiaries of the Company were added to an existing (See 5C. above) three-year financing arrangement with a finance company to borrow against its health care trade accounts receivable. Proceeds from the initial borrowing against the subsidiaries' receivables amounted to approximately $489,000.

6.  SUBSEQUENT EVENT - PRIVATE SALE OF COMMON STOCK

During October 1996, the Company entered into a private sale of 500,000 shares of the Company's common stock, held in treasury, in a Regulation S transaction for $500,000. As a result of the transaction the Buyer, McBridge Advisory Ltd. which is incorporated under the Laws of Ireland and has principal offices in Lugano, Switzerland, has increased its holdings in the Company to 626,200 shares. The principal of McBridge, a personal friend of Marvin D. Kantor, Chairman of the Company, has indicated that the purchase has been made for investment purposes only. A portion of the proceeds ($300,000) was used toward payment on a stock purchase agreement included in current liabilities on the accompanying Balance Sheets ($625,000), while the remainder has been used for working capital needs.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q  FOR THE QUARTER ENDED SEPTEMBER 30, 1996
               ---------  ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE:   REFERENCE SHOULD BE MADE TO THE NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS HEREIN.


FINANCIAL CONDITION

Management believes that the Company's financial condition continues to be strengthened through the concentration of efforts to develop its Health Care Services business. As a result of the emphasis on health services, rather than manufacture or distribution, Management believes that the Company has established a focused growth plan that is evidenced by the increase in pre-tax income of approximately $57,000 for the first nine months from $126,000 in 1995 to $183,000 in 1996.

Working capital increased approximately $3,186,000 during the nine months ended September 30, 1996, due mostly from an equipment refinancing in March 1996, the refinancing of the New Jersey mortgage in April 1996 (see Form 10-K Note 15 and
Note 5 herein), and the new accounts receivable financing (see Note 5 herein). Current assets decreased approximately $1,034,000, due mostly from a decrease of approximately $1,169,000 in trade receivables. The decrease in receivables is mostly attributable to the accounts receivable financing program the Company entered into in May 1996. Current liabilities decreased approximately $4,220,000, due primarily from reductions/payments in current portion of long-term debt ($1,854,000 - most of which was reclassified to long-term), accrued expenses other ($986,000), accounts payable ($930,000), accrued taxes other than federal income taxes ($376,000), and federal income taxes payable ($100,000).


LIQUIDITY AND CAPITAL RESOURCES

The Company improved its working capital during the first nine months of 1996 by refinancing most of its equipment, replacing its balloon mortgage on the New Jersey property (due April, 1996) with a mortgage that matures in 2001, and obtaining accounts receivable financing.

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

(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q  FOR THE QUARTER ENDED SEPTEMBER 30, 1996
               ---------  ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On May 30, 1996 the Company entered into an agreement with a finance company to secure additional working capital funds to replace the accounts receivable securitization program that terminated in 1995. Terms of the agreement include a lending commitment of up to $1,500,000 against eligible receivables at an annual interest rate of 12% plus servicing fees. As a result of the transition between financing companies, the Company had experienced some cash flow difficulties from time to time, but has maintained good working relationships with its vendors.

The Company, at its Diagnostic and Radiology Center, operated by a limited partnership of which a subsidiary is general partner, obtained additional imaging techniques such as angiography, fluoroscopy and bone densitometry in the third quarter of 1996. The cost of such equipment, approximately $806,000, was financed through the Partnership by favorable vendor financing programs. The Center is also obtaining a state-of-the-art echospeed upgrade for its MR equipment in the first quarter of 1997; such upgrade will enable an enhanced ability to provide cardiac applications. The cost of such equipment, approximately $400,000, will be financed through a favorable vendor program.

Management further believes the present resources available, the accounts receivable financing program indicated above, as well as profitable operations will meet anticipated requirements for operations of the business. There are no further material commitments for capital expenditures.

RESULTS OF OPERATIONS 1996-1995

Consolidated revenues from operations for the nine months ended September 30, 1996 increased approximately $573,000 or 3.7% while revenues for the three months ended September 30, 1996 increased approximately $450,000 or 8.9% over 1995. Net sales increased approximately $73,000 or 3.6% for the nine months and increased $49,000 or 7.4% for the three months ended September 30, 1996 as compared to the same periods in 1995. Service revenues increased approximately $500,000 or 3.7% for the nine months and $401,000 or 9.1% for the three months over the same periods in 1995, mostly attributable to higher revenues at the Alzheimer's Center and Diagnostics Center partially offset by a decline in visits and revenues in the Home Care subsidiary. Occupancy at the other nursing homes was down for the quarter partially offset by rate increases.

Cost of sales increased approximately $146,000 or 10.6% for the nine months and $86,000 or 19.1% for the three months ended September 30, 1996 as compared to the corresponding periods in 1995. Gross margin for the nine months ended September 30, 1996 declined to 27.3% compared to 31.9% for the same period in 1995, primarily attributable to new competition in the retail pharmacy division.

(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q  FOR THE QUARTER ENDED SEPTEMBER 30, 1996
               ---------  ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS 1996-1995 (CONTINUED)

Selling, general and administrative expenses, which include costs associated to services rendered, increased approximately $486,000 or 3.9% for the nine months and $369,000 or 9.1% for the three months ended September 30, 1996 over the same periods in 1995.

Minority interests in earnings increased approximately $153,000 for the nine months and $55,000 for the three months ended September 30, 1996 as compared to the same periods in 1995 due to improved results in the operations that are not wholly-owned by the Company, primarily the Alzheimer's Center which is no longer in a start-up phase and is contributing to profits in 1996.

Interest expense decreased approximately $100,000 or 11.2% for the nine months and increased $15,000 or 5.3% for the three months ended September 30, 1996 as compared to the same periods in 1995. The nine month decrease is mostly due to the termination of the accounts receivable securitization program for the first part of the year while the third quarter increase is due to the new borrowings that occurred during the current year.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q  FOR THE QUARTER ENDED SEPTEMBER 30, 1996
               ---------  ----------------------------------------

                          PART II OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.14 Amendment to Receivables Purchase and Sale Agreement dated August 29, 1996 between The Wendt-Bristol
                       Company, et al, and HealthPartners Funding L.P., relating to the health care receivables financing program.

              27       EDGAR Financial Data Schedule

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

                              THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                              ---------------------------------------------
                              (Registrant)


   November 13, 1996       By:      /s/ Sheldon A. Gold
                                    -------------------
                                    Sheldon A. Gold
                                    President
                                    (Principal Executive Officer)


   November 13, 1996       By:      /s/ Charles R. Cicerchi
                                    -----------------------
                                    Charles R. Cicerchi
                                    Vice-President, Finance
                                    (Principal Financial and Accounting Officer)