Form 10-K405
period 1996-12-31
WENDT BRISTOL HEALTH SERVICES CORP
filed 1997-04-15
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ANNUAL REPORT AND FORM 10-K

                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED
DECEMBER 31, 1996                              COMMISSION FILE NUMBER 0-11656

                            THE WENDT-BRISTOL HEALTH
                              SERVICES CORPORATION

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                22-1807533
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

    TWO NATIONWIDE PLAZA, SUITE 760
             COLUMBUS, OHIO                                 43215
(Address of principal executive offices)                  (Zip Code)

                   REGISTRANT'S TELEPHONE NO.: (614) 221-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of Each Class           Name of each exchange on which registered
         -------------------           -----------------------------------------
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

          On February 28, 1997, the aggregate market value of the voting stock of The Wendt-Bristol Health Services Corporation held by non-affiliates of the Registrant was approximately $5,097,000 based upon the closing price for such Common Stock on said date as reported by the American Stock Exchange. On such date, there were 6,236,020 shares of Common Stock of the Registrant and 414,538 Common Stock Purchase Warrants outstanding.

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X
                            ---

                      DOCUMENTS INCORPORATED BY REFERENCE:

                            See Part IV, Item 14(a)3

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1996 *

                                     PART I

ITEM 1.           BUSINESS

                  The Company's business is in the health care industry. It is engaged in the ownership and operation of three nursing homes (one specializing in the care of persons with Alzheimer's and related syndromes), the operation of three retail pharmacies and a Medicare-certified home health care agency which is ceasing most of its operations in the second quarter of 1997. It is the general partner in charge of administration and operation of an outpatient diagnostic and radiology center owned by a limited partnership; this diagnostic center, which serves the medical community generally, provides state of the art diagnostic imaging techniques, including magnetic resonance imaging (MRI), CT Scans, Ultrasound, X-ray, Bone Densitometry, Mammography, and 3-D imaging. A second center, featuring an open field magnetic resonance, has been opened in 1997 by a limited liability company formed by a subsidiary and an unrelated third party. The Company's primary activities are carried on in the state of Ohio, principally in Columbus.

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

                  The Alzheimer Patient Care Center, located in Columbus, Ohio, opened in October, 1994. It is a 75-bed skilled long-term facility that also contains a geriatric day care center and a physician office for geriatric assessment. The Medicaid reimbursement program of the State of Ohio is applicable to costs incurred by some of the persons receiving care in the facility. Approximately 32% (as of March, 1997) are private pay patients. In April 1993, the Company obtained mortgage financing (insured by the U.S. Department of Housing and Urban Development) in the amount of approximately $3,200,000 subject to periodic draws to cover 90% of the cost of construction of the facility; closing on the permanent long-term mortgage occurred in the second quarter of 1995.

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

ITEM 1.           BUSINESS (CONTINUED)

                  MEDICAL AND RELATED SERVICES. During February 1987, W-B formed Wendt-Bristol Diagnostics Company, "Diagnostics", as a subsidiary for the purpose of establishing an outpatient medical diagnostic imaging center. The center was financed through the formation of a limited partnership, Wendt-Bristol Diagnostics Company L.P. (the "Partnership"), of which Diagnostics is the general partner and currently receives 50% of the profits in addition to management fees. The center opened in April 1988 in Columbus, Ohio. The center specializes in state of the art diagnostic imaging techniques, including magnetic resonance imaging (MRI), CT Scans, Ultrasound, X-ray, Mammography, Bone Densitometry and 3-D imaging. In the fourth quarter of 1996 the Center opened a remodeled suite to accommodate a new angiography/fluoroscopy unit.

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

                  The Company has also been engaged in the business of providing Medicare-certified home health care services through its wholly-owned subsidiary, Wendt-Bristol Home Health Care Company, which was incorporated in May 1985 and has attained JCAHO (Joint Commission on Accreditation of Healthcare Organizations) certification. Wendt-Bristol Home Health Care Company employs or contracts with nurses and nurses aides, social workers and therapists of all kinds to provide home health care services in the greater Franklin County, Ohio area and, in 1994, in the Springfield, Ohio area. During second quarter of 1997, the Company is ceasing a significant portion of this business. The Company also provides a physical therapy clinic in its Springfield facility serving residents and outpatients.

                  In August 1985, 1275 Olentangy River Road Limited Partnership was formed. W-B has been the sole general partner of this partnership which owned and operated a medical office building in Columbus, Ohio until it was sold (see Note 1B of Notes to Consolidated Financial Statements).

ITEM 1.           BUSINESS (CONTINUED)

                  PHARMACIES. The Company operates three retail pharmacies. Two of the pharmacies are located in Columbus and one in Canal Winchester. The pharmacies sell pharmaceuticals and medical supplies and equipment, health and beauty aids and other sundries. It also sells and rents durable medical equipment and provides enteral therapy services.

                  EMPLOYEES: LABOR RELATIONS. The Company has approximately 400 employees at February 28, 1997. Non-professional employees of one of its nursing homes located in Columbus, Ohio, have been covered by a collective bargaining agreement through February, 1997 which is currently being re-negotiated. The Company considers its relations with its employees and the union to be good.

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

                  INDUSTRY SEGMENTS. The operations of the Company and its subsidiaries fall within two industry segments: Nursing homes; and Medical services and other. Additional information about each of the industry segments, for the respective periods indicated, follows:

                  Financial information by industry segments for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                          YEAR ENDED DECEMBER 31
                                                                          ----------------------
                                                                     1996              1995             1994
                                                                     ----              ----             ----
                   Revenues/sales to unaffiliated
                    customers:
                       Nursing homes                               $13,147,964       $12,604,828     $ 9,791,822
                       Medical services and other                    8,193,238         8,251,370       9,695,240

                   Operating income or (loss):
                       Nursing homes                                   865,837           857,040         851,359
                       Medical services and other                      (79,340)          508,625        (146,093)

                   Identifiable assets:
                       Nursing homes                                13,311,345        12,353,302      11,860,805
                       Medical services and other                   10,606,760        10,454,023      14,647,236

                   Depreciation expense:
                       Nursing homes                                   354,152           365,780         259,175
                       Medical services and other                      610,563           536,912         883,419

                   Capital expenditures:
                       Nursing homes                                   184,143           178,880       2,614,683
                       Medical services and other                    1,236,352           968,133         200,925

                  REGULATION OF THE HEALTH CARE INDUSTRY. The Company must comply with extensive federal, state and local government regulations applicable to the health care industry and the pharmacy business.

ITEM 1.           BUSINESS (CONTINUED)

                  Nursing homes and home health care businesses are subject to federal and state government regulation, including the necessity of obtaining and maintaining a license, certification for participating in the Medicare and/or Medicaid programs, and/or registration. There are also licensing requirements for nurses and other professional staff of the nursing home and/or home health care agency. The operations and activities of nursing homes and home health agencies are also affected by the Medicare/Medicaid conditions of participation and other relevant federal and local laws. Activities of nursing homes and home health care agencies which are regulated, include, but are not limited to, release of medical records, patient confidentiality rights and the dispensing of drugs. In addition, there are federal and state requirements as to patient rights. Failure to abide by the Federal and State laws governing the operations of nursing homes and home health agencies including the requirement governing the foregoing areas, lead to termination of licensure and/or decertification and loss of reimbursement, private enforcement rights by the patient, and other sanctions.

                  The State of Ohio currently licenses nursing homes which are privately owned and operated. A private owner cannot operate a nursing home without a license. In addition to licensure requirements, in the case of long-term care facilities and home health agencies, the Ohio Department of Health, the Ohio Department of Human Services, and the United States Department of Health and Human Services are the principal regulatory agencies to whose jurisdiction the Company is subject.

                  The Company remains in good standing with all requisite agencies.

                  REQUIREMENT OF OBTAINING A CERTIFICATE OF NEED. Under the current Certificate of Need ("CON") law, there is a moratorium on the approval of new nursing home beds until June 30, 1997. The establishment of new nursing home beds (after June 30, 1997) and the relocation of nursing home beds requires a CON. An extension of the moratorium until June 30, 1999 is being considered under pending state legislation.

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

                  The acquisition of an MRI does not require a CON and is not reviewable (unless the cost is $2 million or more), but does require filing a notice of intent with the Director of Health and the local health care agency 60 days prior to the purchase.

ITEM 1.           BUSINESS (CONTINUED)

                  New construction or renovation of a nursing home costing $2 million or more requires a CON. A CON is not required for other capital expenditures involving home health agencies or nursing homes. Capital expenditures of $2 million or more on behalf of a health care facility in connection with the provision of a health service do require filing a notice of intent with the Director of Health and the local health agency 60 days prior to obligating the capital expenditure.

                  Therefore, the Company's business operations and plans must comply with the foregoing laws. There can be no guarantee that such laws will not be expanded in the future.

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

ITEM 1.           BUSINESS (CONTINUED)

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

                  The Company's environmental engineering firm concluded that the additional work that the Department was requiring was both unwarranted and burdensome. In February 1994 the Department agreed to conduct a more detailed analysis of the aforementioned amended plan submitted by the Company and in December 1995 granted a conditional approval of the plan with a two-year monitoring period. The remaining estimated cost to complete the plan is approximately $100,000.

                  The Company has incurred total costs of $1,023,000 related to environmental matters in New Jersey, of which $344,000 was spent in the five fiscal (calendar) years ended December 31, 1996. For further information, see Note 12A of Notes to Consolidated Financial Statements.

                  PRIVATE SALE OF STOCK. Reference is hereby made to Note 2 of Notes to Consolidated Financial Statements.

                  SECURITIZATION OF ACCOUNTS RECEIVABLE. Reference is hereby made to Note 5 of Notes to Consolidated Financial Statements herein.

ITEM 2.           PROPERTIES

                  The Company leases approximately 7,600 square feet of space in a downtown Columbus, Ohio, office building which serves as the Company's and W-B's general offices.

                  Three pharmacies operated by W-B are located in leased premises in Ohio: two in Columbus (4,000 square feet and 3,300 square feet) and one in Canal Winchester (4,000 square feet). In addition, a warehouse (3,200 square feet) is leased in Columbus, Ohio to store records and durable medical equipment used at the pharmacies.

                  The facilities of the Wendt-Bristol Diagnostics Company L.P. consist of an 8,000 square foot two-story building in Columbus, Ohio, which serves as its general offices and diagnostic and radiology center; such owned facilities are subject to mortgage indebtedness in the amount of $702,000 at March 1, 1997.

ITEM 2.           PROPERTIES (CONTINUED)

                  The nursing homes of the Company consist of one owned 147-bed home in Columbus, Ohio, subject to mortgage indebtedness in the amount of $2,928,000, one owned 75-bed Alzheimer's and related syndromes center subject to mortgage indebtedness of $3,166,000 (each indebtedness at March 1, 1997) and one leased 100-bed home in Springfield, Ohio. The lease expires in July, 2015. Reference is hereby made to Item 3. I. herein. In November, 1994 the Company acquired approximately 2 acres of land adjacent to the Alzheimer's center for approximately $144,000. The property is subject to mortgage indebtedness in the amount of $29,000 at March 1, 1997.

                  The present aggregate annual rentals of all leases referred to are approximately $494,000 and their terms have expiration dates ranging through July 2015.

                  The Company believes that the facilities described or referred to above are adequate and sufficient for its present needs and requirements. It should also be noted that, in 1997, the Company is pursuing the acquisition/lease of facilities to accommodate the operations of additional radiological and diagnostic ventures formed with unrelated third parties.

                  The Company owns land and a plant located in Passaic, N.J., which were formerly used by its Healthcare Division (manufacturer of durable medical equipment), which was sold on October 1, 1991. This property was leased to the purchaser at the time of the transaction. See Item 1. Business.

ITEM 3.           LEGAL PROCEEDINGS

                  I.  ETHAN ALLEN CARE CENTER, INC.

                      American Health Care Centers, Inc. ("AHCC") had filed a complaint for Declaratory Judgment action against Ethan Allen Care Center, Inc. ("EACC") on June 26, 1995 in the Court of Common Pleas, Clark County, Ohio (Case No. 95-CV-0326). EACC is a subsidiary of W-B. AHCC is the landlord under a lease with EACC for its nursing home facility doing business as Bristol House of Springfield. AHCC seeks a Declaration that EACC is in default of the lease and seeks the right to repurchase the license for the nursing home. AHCC's Motion for Summary Judgment was denied by the court. EACC is presently current on its rent obligation but is disputing the calculation of late rent charges imposed under the lease.

                      Although not directly subject to the aforementioned complaint, the Company has filed a complaint seeking payment of a receivable related to a Share Transfer Agreement with AHCC. Such amounts became due in February 1996, one year after final settlement of certain State of Ohio Medicaid receivables, as provided in the Agreement.

                  II. INSURANCE COMMISSIONER OF THE COMMONWEALTH OF
                      PENNSYLVANIA, AS THE STATUTORY LIQUIDATOR FOR CORPORATE LIFE INSURANCE COMPANY (UNAFFILIATED THIRD PARTY)

                      On March 19, 1997, the Insurance Commissioner of the Commonwealth of Pennsylvania, as the Statutory Liquidator of Corporate Life Insurance Company dismissed with prejudice an action it commenced against the Company in the Commonwealth Court of Pennsylvania (Case No. 509-MD-1995).

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  During the fourth quarter of 1996, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

                  (a) Price Range of Common Stock

                      The high and low trade prices for the Company's Common Stock and Common Stock Purchase Warrants as reported by the American Stock Exchange for the periods indicated are as follows:

                        AMEX SYMBOL                      WMD                                WMD.WS

                            YEAR                     COMMON STOCK                          WARRANTS
                            ----                     ------------                          --------
                            1996                HIGH               LOW              HIGH              LOW
                            ----                ----               ---              ----              ---

                        1st Quarter              3/4              7/16              1/16              1/16
                        2nd Quarter             1 1/2              1/2               1                1/8
                        3rd Quarter             1 3/4              5/8             1 7/16             7/16
                        4th Quarter             1 3/4             1 1/8            1 1/4               1

                            1995
                            ----

                        1st Quarter              1/2              5/16              1/2               1/16
                        2nd Quarter              3/4              7/16                    No Trades
                        3rd Quarter             11/16             7/16              1/4               1/4
                        4th Quarter             9/16               3/8              1/8               1/64



                  In conjunction with the issuance of Bonds, the Company issued 33 Series No. 1 Warrants exercisable into a total of 300,000 shares of the common stock of the Company for two dollars ($2.00) per share. The Warrants were issued pursuant to Regulation S of the Securities Act of 1933 and there is no established public trading market for these Warrants.

                  (b) Approximate Number of Equity Security Holders

                      The number of holders of record for each class of equity securities of the Company as of March 31, 1997 was as follows:

                                                                   NUMBER OF HOLDERS
                   TITLE OF CLASS                                    OF RECORD (1)
                   --------------                                  -----------------
                   Common Stock, par value $.01
                    per share ("Common Stock")                           1,092

                   Common Stock Purchase Warrants                          198

                   Series No. 1 Warrants                                     1


                      (1) The number of stockholders of record includes shares held in "nominee" or "street" name.

                  (c)   Dividends

                      No cash dividends have been declared or paid by the Company.

                  PRIVATE SALE OF STOCK

                  Reference is hereby made to Note 2 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                       (In Thousands, Except Share Data)

                                                                                 YEAR ENDED DECEMBER 31,
                                                         1996           1995           1994           1993           1992
INCOME STATEMENT DATA
Revenues:
 Net sales                                           $     2,816    $     2,709    $     3,694    $     3,686    $     4,450
 Service income                                           18,525         18,147         15,793         15,802         16,124
                                                     -----------    -----------    -----------    -----------    -----------
                                                          21,341         20,856         19,487         19,488         20,574
                                                     -----------    -----------    -----------    -----------    -----------
Costs and expenses:
 Cost of sales                                             2,072          1,920          2,554          2,630          3,033
 Selling, general and administrative expenses, net        17,518         16,668         15,085         14,930         16,205
                                                     -----------    -----------    -----------    -----------    -----------
                                                          19,590         18,588         17,639         17,560         19,238
                                                     -----------    -----------    -----------    -----------    -----------

Operating income before depreciation                       1,751          2,268          1,848          1,928          1,336
                                                     -----------    -----------    -----------    -----------    -----------

Depreciation                                                 965            902          1,143          1,142          1,070
                                                     -----------    -----------    -----------    -----------    -----------

Operating income                                             786          1,366            705            786            266
                                                     -----------    -----------    -----------    -----------    -----------

Other income (expense):
 Minority interest in earnings of
  consolidated subsidiary and limited
  partnerships, net                                          (76)          (172)           (53)           (31)           (26)
 Interest expense                                         (1,104)        (1,050)        (1,390)        (1,210)        (1,123)
 Gain on sale of stock of subsidiaries                         -              -            135            355            997
 Gain (loss) on sale of assets                                 -              -            726             71            (40)
 Other, net                                                  109             21            136             38            178
                                                     -----------    -----------    -----------    -----------    -----------
                                                          (1,071)        (1,201)          (446)          (777)           (14)
                                                     -----------    -----------    -----------    -----------    -----------

Income (loss) before income taxes                           (285)           165            259              9            252
(Provision) benefit for income taxes                          39             52            (55)          (247)           (18)
                                                     -----------    -----------    -----------    -----------    -----------

Net income (Loss)                                           (246)           217            204           (238)           234
                                                     ===========    ===========    ===========    ===========    ===========

Per share data:
 Income (loss)                                       $     (0.04)   $      0.04    $      0.03    $     (0.03)   $      0.04
                                                     ===========    ===========    ===========    ===========    ===========

Weighted average shares                                5,825,686      6,131,770      8,153,382      7,889,512      5,786,643

BALANCE SHEET DATA (AT YEAR END)
 Working capital (deficiency)                        $    (1,770)   $    (5,340)   $    (4,236)   $    (2,145)   $    (2,005)
 Total assets                                             23,918         22,807         26,508         23,920         24,576
 Long-term debt and lease obligations, net of
  current portion                                         12,081          7,881          7,965          9,249          9,816
 Shareholders' equity                                      4,742          4,543          7,200          6,964          6,248

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  SUMMARY OF CONSOLIDATED FINANCIAL RESULTS
                  -----------------------------------------

                                                      1996               1995                   1994
                                                      ----               ----                   ----
                   OPERATIONS                                  (In thousands, except per share data)
                   ----------
                   Revenues:
                     Net sales                    $    2,816           $   2,709              $   3,694
                     Service income                   18,525              18,147                 15,793
                                                  ----------           ---------              ---------
                   Total revenues                 $   21,341           $  20,856              $  19,487
                                                  ==========           =========              =========
                   Operating income               $      786           $   1,366              $     705
                   Percent of revenues                   3.7                 6.5                    3.6

                   Net income (loss)              $     (246)          $     217              $     204
                   Percent of revenues                  (1.2)                1.0                    1.0
                   Per common share               $     (.04)          $     .04              $     .03


                  NOTE: Reference should be made to the Notes to Consolidated Financial Statements herein.

                  FINANCIAL CONDITION
                  -------------------

                  Management believes that the 1996 net loss was incurred primarily as a result of short-term declines in census and Medicaid rates attributable to level of care required of its skilled nursing facilities in addition to certain financing and other significant non-continuing costs. Management is further encouraged by the recognition that certain significant costs incurred in 1996 will no longer continue and the Company has positioned itself for profits in 1997 and thereafter. As a result of late 1996 and early 1997 Stock and Bond issuance's, the Company is now able to reduce its costs of borrowing and achieve cost savings through an improved availability of funds for operations, while also enhancing the expansion of profitable operations through selective ventures with non-related third parties. Clearly the cost savings and the expansion of profitable operations expected in 1997 are forward-looking statements that are subject to competitive and market influences that cannot be accurately predicted.

                  Working capital increased approximately $3,570,000 during the year ended December 31, 1996. Current assets increased $206,000 while current liabilities decreased $3,364,000 at December 31, 1996 as compared to December 31, 1995. The increase in current assets was due mostly from increases in cash ($855,000) offset by a decrease in trade receivables ($664,000). The increase in cash was primarily due to proceeds of a long-term subordinated convertible bond issued just prior to year-end (see Note 8) while the decrease in trade receivables was caused by the sale of receivables related to the securitization program entered into in May 1996 and subsequently terminated through repayment in March 1997 (see
                  Note 5). Current liabilities decreased approximately $3,364,000, due mostly from declines in current portion of long-term debt ($2,010,000), taxes other than federal income taxes ($589,000), accrued expenses other ($605,000), and stock purchase agreement payable ($300,000) partially offset by an increase in securitization program advances. The decrease in current portion of long-term debt was due mostly from the refinancing of a balloon mortgage ($1,640,000) that was classified as currently due at December 31, 1995 and from the refinancing of equipment at several subsidiaries. The increase in securitization program advances arose as a result of the Company entering into a new receivable financing program (see
                  Note 5) which, in conjunction with the treasury stock sale and equipment refinancing, allowed the Company to significantly reduce the amount of current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  -------------------------------------

                  LIQUIDITY AND CAPITAL RESOURCES

                  The Company ended the year in a much stronger liquidity position due to several significant events that occurred in 1996. In March, the Company, through several of its subsidiaries, refinanced most of its equipment at the nursing homes and diagnostic center. Of the total amount refinanced of $1,700,000, approximately $1,023,000 was used to pay off existing debt while the balance was used for working capital needs.

                  In April, 1996 the Company refinanced the mortgage relating to the New Jersey property leased by the purchaser of its former manufacturing division. The original mortgage balance of approximately $1,640,000 was classified as current on the December 31, 1995 balance sheet. Terms of the new five-year $1,700,000 mortgage include amortization on a ten year basis and a five-year renewal option.

                  In May 1996, certain subsidiaries of the Company entered into a three-year financing arrangement with a finance company to sell, with limited recourse, its health care trade accounts receivable. Terms of the agreement included a commitment of up to $1,500,000 against eligible receivables and the proceeds from the sale of these receivables were used for working capital needs (see Note 5).

                  In October 1996, the Company entered into a private sale of 500,000 shares of the Company's common stock, held in treasury. The Regulation S transaction with a foreign investor provided the Company with $500,000 of working capital, utilized partially toward a payment on the stock purchase agreement payable (see Note 2).

                  In December 1996, the Company issued a $1,000,000 Convertible Subordinated Bond due December 30, 2001. The Bond was issued to a European investor and was issued in the name of a Swiss bank, pursuant to Regulation S of the Securities Act of 1933. The Bond provides for interest only quarterly payments commencing March 31, 1997 at a rate of 5.5% per annum. Subject to certain minimums, the Bond holder may convert, from time to time, the principal of the Bond to Common Stock of the Company at $2.00 per share (subject to antidilution provisions). Proceeds will be used for working capital needs and expansion of the Company's Diagnostic and Radiology ventures.

                  See Note 15B concerning the February 1997 issuance of a series of bonds and warrants pursuant to Regulation S of the Securities Act of 1933.

                  The Company and its subsidiaries, limited partnership and newly-formed (1997) limited liability companies, have committed to certain equipment upgrades or acquisitions that will be financed either through the current equipment financing relationship or vendor programs.

                  Management further believes the present resources available and anticipated through profitable operations will meet anticipated requirements for financing the growth of the business. There are no further material commitments for capital expenditures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  RESULTS OF OPERATIONS  1996-1995
                  --------------------------------

                  Consolidated revenues from operations for the year ended December 31, 1996 increased approximately $485,000 or 2.3% over 1995. Net sales increased approximately $107,000 or 4.0% as compared to the previous year. Service revenues increased approximately $378,000 or 2.1%, due mostly from revenue increases at the Alzheimer's Center partially offset by a decline in Home Health Care.

                  Cost of sales increased approximately $151,000 or 7.9% for the year as compared to 1995. Gross margin for the year ended December 31, 1996 was 26.4% as compared to 29.1% for the comparable period in 1995. The decline is attributable to pricing pressures in the competitive retail pharmacy market.

                  Selling, general and administrative expenses increased approximately $851,000 or 5.1% for the year ended December 31, 1996 as compared to 1995. The increase is primarily attributable to certain patient care costs, i.e. labor, remaining level during periods of diminished census as well as competitiveness in the out-patient services market. A further increase resulted from the $376,000 reduction to 1995 expenses as a result of the reversal of a reserve on the life insurance premiums receivable.

                  Operating income decreased approximately $579,000 or 42.4% for the year ended December 31, 1996 as compared to the same period in 1995. The decrease is mostly attributable to the increase in selling, general and administrative expenses.

                  Interest expense increased approximately $54,000 or 5.1% as compared to 1995, primarily from the higher debt balances due to the equipment refinancing and borrowings from the securitization program.

                  Inflation has not had a significant effect on the net sales and revenues of the Company. While inflation has caused some increases in costs, there have been corresponding increases in selling prices and service fees, neither of which have been significant.

                  1995-1994
                  ---------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Board of Directors
The Wendt-Bristol Health Services Corporation
Columbus, Ohio

         We have audited the accompanying consolidated balance sheets of The Wendt-Bristol Health Services Corporation and Subsidiaries for the years ended December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Wendt-Bristol Health Services Corporation and Subsidiaries at December 31, 1996 and 1995 and the consolidated results of their operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the index to Item 14 relating to Wendt-Bristol Health Services Corporation and Subsidiaries are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements of Wendt-Bristol Health Services Corporation and Subsidiaries taken as a whole.

/s/ HAUSSER & TAYLOR

Columbus, Ohio
April 11, 1997

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                           --------------------------

                   ASSETS                                                       1996             1995
                   ------                                                       ----             ----

CURRENT ASSETS
  Cash                                                                      $    890,670     $     35,825
                                                                            ------------     ------------
  Restricted cash (Note 4)                                                       381,025          310,912
                                                                            ------------     ------------
  Receivables (Note 5):
   Trade, net of allowance for doubtful accounts of
    $190,000 in 1996 and $340,000 in 1995                                      2,014,403        2,678,551
   Notes receivable - current                                                    120,613           49,920
   Miscellaneous                                                                 890,655          858,032
                                                                            ------------     ------------
                                                                               3,025,671        3,586,503
  Inventories                                                                    482,930          489,042
  Prepaid expenses and other current assets                                      250,947          402,824
                                                                            ------------     ------------
        Total current assets                                                   5,031,243        4,825,106
                                                                            ------------     ------------


PROPERTY, PLANT AND EQUIPMENT (NOTES 6 AND 7)                                 20,880,293       19,531,862
  Less accumulated depreciation and amortization                              (6,135,704)      (5,243,057)
                                                                            ------------     ------------
                                                                              14,744,589       14,288,805
                                                                            ------------     ------------
INVESTMENTS AND OTHER ASSETS
  Notes and other receivables, net of current portion                            359,007          395,912
  Notes receivable from officers and related parties (Notes 11B and 11C)         993,580          863,509
  Life insurance premiums receivable (Note 11D)                                  865,299          758,795
  Excess of cost over assets of businesses and subsidiaries
   acquired, less accumulated amortization                                       621,629          637,729
  Deferred charges                                                               956,795          776,622
  Other assets                                                                   345,963          260,847
                                                                            ------------     ------------
                                                                               4,142,273        3,693,414
                                                                            ------------     ------------




        Total assets                                                        $ 23,918,105     $ 22,807,325
                                                                            ============     ============




    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                           --------------------------

         LIABILITIES AND STOCKHOLDERS' EQUITY                         1996             1995
         ------------------------------------                         ----             ----

CURRENT LIABILITIES
  Notes payable - officer (Note 11E)                              $     55,000     $      -
  Securitization program advances (Note 5)                             392,287            -
  Accounts payable                                                   2,729,021        2,836,474
  Accrued expenses and other liabilities:
     Salaries and wages                                                482,134          451,718
     Workers' compensation                                             380,502          540,669
     Taxes, other than federal income taxes                            726,106        1,315,508
      Interest                                                         118,640           87,520
      Stock purchase agreement payable (Note 2)                        325,000          625,000
      Other                                                            841,643        1,446,965
  Long-term obligations classified as current (Notes 7 and 15)         750,758        2,760,789
  Federal income taxes payable (Note 9)                                    -            100,000
                                                                  ------------     ------------
        Total current liabilities                                    6,801,091       10,164,643
                                                                  ------------     ------------
LONG-TERM OBLIGATIONS LESS AMOUNTS
 CLASSIFIED AS CURRENT (NOTES 7 AND 15)                             12,080,856        7,880,566
                                                                  ------------     ------------

        Total liabilities                                           18,881,947       18,045,209
                                                                  ------------     ------------

MINORITY INTERESTS                                                     294,128          219,541
                                                                  ------------     ------------

CONTINGENCIES AND COMMITMENTS (NOTES 5, 7, 8 AND 12)

STOCKHOLDERS' EQUITY (NOTES 2 AND 10)
  Common stock, $.01 par, authorized 12,000,000 shares;
   issued 8,243,480 shares in 1996 and 1995                             82,435           82,435
  Capital in excess of par                                          10,238,750       10,274,974
  Retained earnings (deficit)                                       (3,119,096)      (2,872,818)
                                                                  ------------     ------------
                                                                     7,202,089        7,484,591
  Treasury stock, at cost, 2,007,460 shares in 1996 and
   2,523,722 shares in 1995                                         (2,460,059)      (2,942,016)
                                                                  ------------     ------------
                                                                     4,742,030        4,542,575
                                                                  ------------     ------------

        Total liabilities and stockholders' equity                $ 23,918,105     $ 22,807,325
                                                                  ============     ============








    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               1996             1995              1994
                                                               ----             ----              ----
REVENUES
  Net sales                                                $  2,816,386     $  2,708,955     $  3,693,912
  Service income                                             18,524,816       18,147,243       15,793,150
                                                           ------------     ------------     ------------
                                                             21,341,202       20,856,198       19,487,062
                                                           ------------     ------------     ------------
COSTS AND EXPENSES
  Cost of sales                                               2,071,596        1,920,118        2,554,002
  Selling, general and administrative expenses               17,518,394       16,667,723       15,085,200
                                                           ------------     ------------     ------------
                                                             19,589,990       18,587,841       17,639,202
                                                           ------------     ------------     ------------

OPERATING INCOME BEFORE
DEPRECIATION                                                  1,751,212        2,268,357        1,847,860
                                                           ------------     ------------     ------------

DEPRECIATION                                                    964,715          902,692        1,142,594
                                                           ------------     ------------     ------------

OPERATING INCOME                                                786,497        1,365,665          705,266
                                                           ------------     ------------     ------------
OTHER INCOME (EXPENSE)
  Minority interests in earnings, net of tax                    (76,860)        (171,701)         (52,856)
  Interest expense, net (Notes 5 and 7)                      (1,104,278)      (1,050,226)      (1,389,997)
  Gain on sale of stock of subsidiaries (Notes 2 and 3)             -                -            135,101
  Gain on sale of assets                                            -                -            726,273
  Other, net                                                    109,254           21,008          135,671
                                                           ------------     ------------     ------------
                                                             (1,071,884)      (1,200,919)        (445,808)
                                                           ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                              (285,387)         164,746          259,458

INCOME TAX BENEFIT (EXPENSE) (NOTE 9)                            39,109           51,979          (55,340)
                                                           ------------     ------------     ------------
NET INCOME (LOSS)                                          $   (246,278)    $    216,725     $    204,118
                                                           ============     ============     ============

INCOME (LOSS) PER COMMON SHARE
 (NOTE 1)                                                  $      (0.04)    $       0.04     $       0.03
                                                           ============     ============     ============

WEIGHTED AVERAGE SHARES

 OUTSTANDING                                                  5,825,686        6,131,770        8,153,382
                                                           ============     ============     ============




    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           COMMON       CAPITAL IN      RETAINED      TREASURY
                                                            STOCK      EXCESS OF PAR    EARNINGS        STOCK          TOTAL
                                                        -------------  -------------  ------------   -------------  ------------

BALANCE AT DECEMBER 31, 1993                            $     82,407   $ 10,311,509   $ (3,293,661)  $   (136,536)  $  6,963,719


  Shares contributed to Retirement Plan
   (8,448 shares)                                                                                          13,066         13,066

  Shares exchanged (45,000) for shares (10,000)
   of Diagnostic Company                                                                                   18,644         18,644

  Net income                                                                               204,118                       204,118
                                                        ------------   ------------   ------------   ------------   ------------


BALANCE AT DECEMBER 31, 1994                                  82,407     10,311,509     (3,089,543)      (104,826)     7,199,547


  Shares contributed to Retirement Plan
   (21,764 shares)                                                          (40,257)                       50,157          9,900

  Warrants exercised for common stock                             28          3,722                                        3,750

  Treasury stock acquired (2,500,000 shares)
   (Note 2 )                                                                                           (2,887,347)    (2,887,347)

  Net income                                                                               216,725                       216,725
                                                        ------------   ------------   ------------   ------------   ------------


BALANCE AT DECEMBER 31, 1995                                  82,435     10,274,974     (2,872,818)    (2,942,016)     4,542,575


  Shares contributed to Retirement Plan
    (16,262 shares)                                                         (10,224)                       18,957          8,733

  Sale of treasury shares (500,000 shares) (Note 10)                        (26,000)                      463,000        437,000

  Net loss                                                                                (246,278)                     (246,278)
                                                        ------------   ------------   ------------   ------------   ------------


BALANCE AT DECEMBER 31, 1996                            $     82,435   $ 10,238,750   $ (3,119,096)  $ (2,460,059)  $  4,742,030
                                                        ============   ============   ============   ============   ============



    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         1996            1995             1994
                                                         ----            ----             ----
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income (loss)                                   $  (246,278)    $   216,725     $   204,118
                                                      -----------     -----------     -----------
  Adjustments required to reconcile net income
   (loss) to net cash provided by operating
    activities:
     Amortization, depreciation and other, net            985,200         920,606       1,156,801
     Provision for losses on notes and accounts
      receivable                                          110,620         105,528         111,647
     Gain on sale of assets                                   -               -          (726,273)
     Life insurance premium reserve                           -          (376,000)            -
     Costs associated with acquisition of minority
       interest in limited partnership                        -           151,950             -
     Gain on sale of stock of subsidiary                      -               -          (135,101)
     Minority interest in earnings of consolidated
      subsidiaries                                         76,860         171,701          52,856
     Changes in assets and liabilities:
      Receivables:
        Sale (purchase) of receivables                    970,550      (1,354,048)            -
        Other changes                                    (534,300)        314,009        (435,478)
      Inventories                                           6,112         (29,350)         47,269
      Prepaid expenses and other current assets           160,611         130,423        (182,615)
      Accounts payable                                   (107,453)          3,693       1,137,403
      Accrued expenses and other liabilities           (1,656,355)        716,346         229,816
      Federal income taxes payable                       (100,000)       (220,000)        100,000
      Deferred charges and other                         (236,455)         23,607        (231,790)
                                                      -----------     -----------     -----------
       Total adjustments                                 (324,610)        558,465       1,124,535
                                                      -----------     -----------     -----------
         Net cash provided by (used in) operations       (570,888)        775,190       1,328,653
                                                      -----------     -----------     -----------

CASH FLOWS FROM INVESTING
ACTIVITIES
  Purchase of minority interest from limited
   partners                                                   -          (250,000)            -
  Collection of miscellaneous receivable                      -         1,700,000             -
  Proceeds from sale of property, plant and
   equipment and investments                                  -               -           275,000
  Decrease (increase) in notes receivable                 (33,788)        278,962          67,087
  Disbursements to related parties and
   former affiliates, net                                (232,575)       (184,390)        (96,622)
  Utilization of (deposit to) restricted cash             (70,113)        243,654          72,484
  Capital expenditures                                   (544,866)       (504,321)       (771,549)
                                                      -----------     -----------     -----------
         Net cash provided by (used in) investing
          activities                                     (881,342)      1,283,905        (453,600)
                                                      -----------     -----------     -----------

    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                   1996            1995            1994
                                                                   ----            ----            ----
CASH FLOWS FROM FINANCING
ACTIVITIES
  Distributions to limited partners, net                               -          (143,842)       (238,878)
  Purchase of common stock of subsidiary                            (8,000)         (2,000)            -
  Proceeds from sale of treasury stock                             500,000             -               -
  Proceeds from stock offering                                         -               -           128,655
  Proceeds from officer obligation                                 360,000             -               -
  Principal payments of officer obligation                        (305,000)            -               -
  Proceeds from warrants exercised                                     -             3,750             -
  Principal payments on long-term obligations                     (875,659)     (1,589,240)       (940,052)
  Proceeds from borrowing on long-term obligations               2,243,447           4,520          93,944
  Net advances from (payments to)
   securitization program                                          392,287        (478,500)        (46,500)
                                                               -----------     -----------     -----------
        Net cash provided by (used in) financing activities      2,307,075      (2,205,312)     (1,002,831)
                                                               -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH                                    854,845        (146,217)       (127,778)

CASH - BEGINNING OF PERIOD                                          35,825         182,042         309,820
                                                               -----------     -----------     -----------

CASH - END OF PERIOD                                           $   890,670     $    35,825     $   182,042
                                                               ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the years for:
    Interest, net of amount capitalized (1994) and
      interest and income                                      $ 1,039,873     $ 1,060,226     $ 1,360,602
    Income taxes                                               $   141,688     $   252,593     $    25,656

Supplemental Disclosures of Noncash
 Investing and Financing Activity (Note 16)

    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

     A.           PRINCIPLES OF CONSOLIDATION
                  ---------------------------

                  The primary business of The Wendt-Bristol Health Services Corporation and its Subsidiaries (the "Company") is to provide health care services. Through subsidiaries and a limited partnership, The Wendt-Bristol Company ("W-B"), itself a subsidiary, operates three nursing homes, a home health care delivery service, and a diagnostics center featuring fixed-site magnetic resonance imaging ("MRI"), CT Scan, Sonography and other modalities. Additionally, the Company operates retail pharmacy locations in Ohio and is the landlord of a non-related manufacturing building (see Note 12A).

                  The consolidated financial statements include the accounts of all companies of which The Wendt-Bristol Health Services Corporation or a wholly-owned subsidiary has majority ownership or management control. All material intercompany transactions have been eliminated in consolidation.

     B.           ACQUISITIONS AND DISPOSITIONS OF SUBSIDIARIES, PARTNERSHIP
                  ----------------------------------------------------------
                  INTERESTS OR OWNERSHIP INTERESTS
                  --------------------------------

                  During December, 1996 the Wendt-Bristol Diagnostics Company ("Diagnostics") formed Wendt-Bristol Crosswoods, Ltd. Diagnostics acquired a 50% interest through a capital contribution of $325,000 in January 1997. The new entity closed, in January 1997, on the acquisition of operating assets, including an open field magnetic resonance imaging device. Operations of the diagnostics center began in January 1997 and will expand to include helical CT and additional modalities in 1997.

                  During 1997, Diagnostics acquired a 22.5% interest in Wendt-Bristol at Park Oncology Center, Ltd., a venture that was formed to own and operate a radiation therapy center. Operations are anticipated to begin third quarter 1997. These ownership interests will be accounted for utilizing the equity method of accounting.

                  During second quarter 1997, the Company ceased to operate a significant portion of their home health care delivery services. Loss from operations approximated $124,000 for the year ended December 31, 1996 which is included in the Consolidated Statements of Operations.

                  During March 1995, the Company acquired 345,000 common shares in a subsidiary of the Company, Diagnostics, for approximately $744,000 (see Note 2). The purchase of these additional common shares has increased the Company's ownership to approximately 83%. The acquisition cost exceeded the underlying equity in net assets ("goodwill") by $148,103. See Note 1H for further discussion with respect to amortization.

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

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL
                  (CONTINUED)

     B.           ACQUISITIONS AND DISPOSITIONS OF SUBSIDIARIES, PARTNERSHIP
                  ----------------------------------------------------------
                  INTERESTS OR OWNERSHIP INTERESTS (CONTINUED)
                  --------------------------------------------

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

     C.           STATEMENT OF CASH FLOWS
                  -----------------------

                  For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash. No such investments were purchased during 1996, 1995 or 1994.

     D.           CONCENTRATIONS OF CREDIT RISK
                  -----------------------------

                  Credit risk associated with cash balances in excess of federally-insured amounts is minimized by using several accounts at major financial institutions.

     E.           ACCOUNTS RECEIVABLE
                  -------------------

                  In May, 1996 the Company and certain of its subsidiaries entered into a financing arrangement involving the sale of their trade accounts receivable thereby replacing a previous arrangement which terminated in 1995 through an action filed by the Company. This financing arrangement terminated through payment in March, 1997 (see Notes 5 and 15).

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

     F.           INVENTORIES
                  -----------
                  Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories at December 31, 1996 and 1995 were $482,930 and $489,042, respectively. These inventories consist of retail pharmaceuticals, durable medical equipment and supplies.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL
                  (CONTINUED)

     G.           PROPERTY, PLANT AND EQUIPMENT
                  -----------------------------

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

     H.           EXCESS OF COST OVER ASSETS OF BUSINESSES AND SUBSIDIARIES
                  ---------------------------------------------------------
                  ACQUIRED
                  --------

                  Costs of acquired businesses in excess of the value of net assets (i.e., goodwill) are amortized over periods ranging from 20 to 40 years, except for goodwill associated with the manufacturing real estate, which is being amortized over the estimated remaining life of the building. Amortization expense for the years ended December 31, 1996, 1995, and 1994, amounted to approximately $20,485, $17,900, and $14,200, respectively. Accumulated amortization at December 31, 1996, 1995 and 1994, was $163,000, $141,200, and $123,000,
                  respectively. Goodwill consists of an amount applicable to the manufacturing real estate, purchase of a 50% interest of Health America, Inc. and the purchase of common shares of Diagnostics Company (see Note 1B).

                  The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. There were no such impairment adjustments at December 31, 1996, 1995 and 1994.

     I.           DEFERRED CHARGES
                  ----------------

                  The Company has included in deferred charges costs that are being amortized over future periods of up to 40 years related to mortgage financing. They are predominantly costs associated with financing, costs incurred for staff training and other pre-opening items prior to admittance of patients at the new Alzheimer's facility and a rent adjustment to properly recognize rental income on the leased manufacturing facility.

     J.           ESTIMATES
                  ---------

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

     K.           INCOME (LOSS) PER SHARE
                  -----------------------

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

     L.           INCOME TAXES
                  ------------

                  The Company utilizes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see Note 9).

     M.           FAIR VALUE
                  ----------

                  On January 1, 1995, the Company adopted SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", which requires the disclosure of the fair market value of all financial instruments for which it deems practicable to estimate fair value (See Note 17).

     N.           STOCK BASED COMPENSATION
                  ------------------------

                  The Company utilizes the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" which utilizes the intrinsic value based method. The Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", which utilizes a fair value based method is effective for the Company's year beginning January 1, 1996. The FASB requires disclosure for new employee stock options of the impact to the financial statements of utilizing the intrinsic value versus the fair value based method (see Note 10).

     O.           RECLASSIFICATIONS
                  -----------------

                  Certain Balance Sheet amounts have been reclassified in the 1995 financial statements to be in conformity with 1996.

NOTE 2.           PRIVATE COMMON STOCK TRANSACTIONS

                  On February 27, 1995, the Company, pursuant to a certain Stock Exchange Agreement (the "Agreement") by and between the Company and the Insurance Commissioner of the Commonwealth of Pennsylvania, as Statutory Liquidator (the "Statutory Liquidator") for Corporate Life Insurance Company ("CLIC") and successor to CLIC, agreed to sell to the Statutory Liquidator thirty thousand (30,000) preferred shares (par value $100 per share or a total of $3,000,000) owned by the Company in Life Holdings, Inc., in exchange for two million (2,000,000) shares of the Company's common stock and three hundred thousand (300,000) shares of common stock of Wendt-Bristol Diagnostics Company ("Diagnostics"), a majority-owned consolidated subsidiary of the Company, owned by CLIC. The closing of the transaction contemplated by the Agreement occurred on March 2, 1995. The value assigned to (i) the Company's 2,000,000 common shares of $2,481,091 ($1.24 per share) and (ii) the Diagnostics 300,000 common shares of $518,909 ($1.73 per share) equal $3,000,000. The Company's common shares have been included in Treasury Stock on the accompanying balance sheet for 1996 and 1995; while Diagnostic's common shares are recorded as an additional investment in a consolidated subsidiary, which is eliminated in consolidation except for goodwill.

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

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 2.           PRIVATE COMMON STOCK TRANSACTIONS (CONTINUED)

                  In total this additional obligation of $625,000 has been included in the December 31,1995 Balance Sheet caption in "Stock Purchase Agreement Payable" with resulting increases in Treasury Stock of the Company of $400,000 (see Note 10 for sale of treasury stock) and $225,000 recorded as a further increase in the investment in a consolidated subsidiary which is eliminated in consolidation except for goodwill. The amount payable at December 31, 1996 of $325,000 along with additional costs was subsequently paid in its entirety during the first quarter of 1997.

                  Upon the March 2, 1995 closing and acquisition of the additional 500,000 common shares of Company and 45,000 common shares of Diagnostics, the Company has reacquired all shares previously issued and/or sold in transactions with CLIC. These transactions included:

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

NOTE 3.           SALE OF STOCK OF SUBSIDIARIES

                  WENDT-BRISTOL DIAGNOSTICS COMPANY ("DIAGNOSTICS")
                  -------------------------------------------------

                  In September 1993, Diagnostics updated certain information and filed a second Preliminary Regulation A Offering Circular with the Securities and Exchange Commission ("SEC") for the sale of up to 807,900 shares of common stock of which 553,950 shares were being sold by Diagnostics and the balance sold by a wholly-owned subsidiary of the Company.

                  As of December 31, 1994 gains of approximately $46,700 had been recorded as a result of the sale of 17,400 of Diagnostics by Wendt-Bristol Company through a public offering. During 1994, the offering was terminated and related offering costs were charged against gain on sale of stock of subsidiary (see
                  Item 1. Business). No shares were sold in 1996 or 1995.

                  At December 31, 1996, 1995 and 1994, the Company owns, through its wholly owned subsidiary, approximately 83%, 83%, and 54%, respectively, after retroactively adjusting for the effects of a 20% stock dividend in shares of the common stock of Diagnostics to all its stockholders, except Wendt-Bristol Company, which waived its right to receive the stock dividend. See Notes 1B and 2 concerning Wendt-Bristol Company's acquisition of approximately 29% additional shares of Diagnostics in 1995.

           WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 4.           RESTRICTED CASH

                  The Company has restricted cash of $381,025 and $310,912 at December 31, 1996 and 1995, respectively. The amounts in a bank trust account were $171,654 and $163,962 at December 31, 1996 and 1995, respectively. These restricted assets were set aside to satisfy the New Jersey Department of Environmental Protection and Energy in connection with the reimbursement of clean-up expenses at the leased manufacturing facility located in Passaic, New Jersey. (See Item 1. Business and Note 12A.) The remainder of the restricted cash represents amounts placed in escrow for "replacement" reserves at the mortgage agent for the Department of Housing and Urban Development ("HUD") for HUD insured financed skilled nursing facilities.

NOTE 5.           RECEIVABLES

                  The following schedule states current receivables by specific groups as indicated at December 31:

                                                                       1996                    1995
                                                                       ----                    ----
                     Receivables:
                       Trade (net of allowance for doubtful
                        accounts) - (a)                             $  2,014,403             $ 2,678,551
                                                                    ------------             -----------
                     Notes receivable - current:
                       Related parties (d)                                67,822                     -
                       Others                                             52,791                  49,920
                                                                    ------------             -----------
                     Total                                               120,613                  49,920
                                                                    ------------             -----------

                     Miscellaneous receivables:
                       Securitization program reserves (c)               232,131                     -
                       Medicaid settlements                                 -                     73,666
                       Medicare settlements                              215,561                 289,232
                       Others - (b)                                      442,963                 495,134
                                                                    ------------             -----------
                     Total                                               890,655                 858,032
                                                                    ------------             -----------

                     Total current receivables                      $  3,025,671             $ 3,586,503
                                                                    ============             ===========

                  (a) During February, 1993, the Company and certain of its subsidiaries entered into a three-year financing arrangement to sell, with limited recourse, its health care trade accounts receivable. This agreement terminated in 1995. See additional discussion in Note 1E. Cash proceeds from the sale of these receivables amounted to approximately $7,932,000 in 1995. Accounts receivable balances at December 31, 1995 have been reinstated on the balance sheet as the financing arrangement had terminated.

                           During May, 1996, the Company and certain of its subsidiaries entered into an agreement with a finance company to secure additional working capital funds to replace the accounts receivable securitization program that terminated in 1995. This agreement was terminated amicably through a pay-off in March, 1997. Trade receivables at December 31, 1996 are shown net of receivables purchased by the finance company. Total cash proceeds from the sale of these receivables amounted to approximately $5,478,000 in 1996. Uncollected sold receivable balances approximated $736,000 at December 31, 1996. Program fees and costs are included in "interest expense, net" and "selling, general and administrative" approximating 16% and 20% for the years ended December 31, 1996 and 1995, respectively, in the Consolidated Statement of Operations. Such sales are not included in the Consolidated Statement of Operations and no gain or loss arise from these transactions.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 5.           RECEIVABLES (CONTINUED)

                           Additionally, the purchaser advanced funds that were in excess of purchased receivables of which $392,287 was outstanding at December 31, 1996 and subsequently paid.

                  (b) The balance consists mostly (approximately $367,000 and $340,000 in 1996 and 1995, respectively) of a receivable due from the former owner of two of the nursing homes regarding adjustments to the final purchase price of the transaction. See Note 12B.

                  (c) In connection with the securitization program above, the third party purchasing the receivables held reserves as additional collateral for the receivables purchased from the Company. These cash reserves were released in full upon termination of the securitization program.

                  (d) The balance consists of the current portion of notes receivable for the sale of assets to a related party. See Note 12C.

                  (e) Total interest income for the years ended December 31, 1996, 1995 and 1994, amounted to $193,352,
                           $133,719, and $53,323, respectively, and is netted against interest expense in the accompanying Consolidated Statements of Operations.

NOTE 6.           PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment at December 31, 1996 and 1995 and the estimated useful lives used in computing depreciation are as follows:


                                                                DECEMBER 31,                ESTIMATED
                                                                ------------               USEFUL LIVES
                                                        1996                  1995          (IN YEARS)
                                                        ----                  ----          ----------
                   Land and improvements          $    1,666,105         $    1,615,349          30
                   Buildings and improvements         11,941,568             11,606,280         3-40
                   Machinery and equipment             7,272,620              6,310,233         3-14
                                                  --------------         --------------
                                                      20,880,293             19,531,862
                   Accumulated depreciation

                    and amortization                  (6,135,704)            (5,243,057)
                                                  --------------         --------------
                                                  $   14,744,589         $   14,288,805
                                                  ==============         ==============

                  Included in machinery and equipment and buildings and improvements are $746,000 and $167,000, respectively of assets not placed in service at December 31, 1996. These assets are anticipated to be placed in service second quarter 1997.

                  Included in property, plant and equipment at December 31, 1996 and 1995 are land, buildings and improvements of $4,453,608 and $4,427,021 with accumulated depreciation and amortization of $1,061,488 and $948,851, respectively, leased to the purchaser of its former manufacturing division (see Note 12A).

                  Depreciation and amortization expense for the years ended December 31, 1996, 1995 and 1994 was $964,715, $902,692, and
                  $1,142,594, respectively.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 7.           LONG-TERM OBLIGATIONS

                  At December 31, 1996 and 1995, long-term obligations are as follows:

                                                                    1996          1995
                                                                    ----          ----
5.5% subordinated convertible bond,
interest only payable in quarterly
installments, principal due December, 2001                       $1,000,000    $     -

8.875% mortgage, payable in monthly
installments including interest through
December, 2034                                                    3,166,432     3,176,074

9% mortgage, payable in monthly installments
including interest through June, 2027                             2,931,243     2,948,694

8.25% mortgage, payable in monthly
installments including interest through
February 2002, refinanced April, 1996                                   -         431,674

9.41% mortgage, payable in monthly
installments including interest through
April, 2016                                                         704,172           -

11.26% mortgage, payable in monthly installments plus
interest through September 1995, with any remaining balance
due October 1, 1995, extended to April 1, 1996 at
10%, refinanced April, 1996                                             -       1,639,556

Variable rate mortgage - interest at 11.25% at December 31,
1996, payable in monthly installments including interest
through April, 2001, with any remaining balance due
May 1, 2001                                                       1,646,649           -

Variable rate mortgage - interest at 10.5% at
December 31, 1996 and 1995,  payable in
monthly installments through December, 1997                          34,992        69,996

7.9% to 13% notes payable in monthly
installments including interest, through
February, 2004, collateralized by equipment,
a portion refinanced in March, 1996                               3,195,597     2,162,653

Advances due under accounts receivable securitization program of which $157,509 is due on a 9% note payable in monthly
installments April through June, 1996                                   -         174,445

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 7.            LONG-TERM OBLIGATIONS (CONTINUED)

                                                 1996            1995
                                                 ----            ----
12% notes payable in monthly installments
including interest, subsequently paid in
March, 1997 (see Note 15)                         128,578            -

Capitalized lease obligations (see Note 8)         23,951         38,263
                                              -----------    -----------
                                               12,831,614     10,641,355
Less:
  Current installments                            750,758      2,760,789
                                              -----------    -----------
Long-term portion                             $12,080,856    $ 7,880,566
                                              ===========    ===========

                  SUBORDINATED CONVERTIBLE BOND
                  -----------------------------

                  Beginning February 2, 1997 through December 30, 2001, the subordinated convertible bond may be converted in units of not less than $100,000 into fully paid shares of the Company's common stock at a conversion ratio of $2.00 of principle for one share of common stock for the beneficial ownership of a non United States person, pursuant to Regulation S of the Securities Act of 1933.

                  OTHER
                  -----

                  Aggregate future principal maturities of long-term debt and capital lease obligations are as follows: 1997 - $750,758, 1998- $861,947, 1999 - $803,562, 2000 - $856,373, 2001 -
                  $1,558,360, and thereafter - $8,000,614.

                  All land and real estate is collateralized by the mortgages payable.

                  The Company incurred interest expense, exclusive of capitalized construction interest of $162,730 in 1994, in the amount of $1,297,630, $1,183,945 and $1,443,320, in 1996, 1995
                  and 1994, respectively.

                  COMMITMENTS
                  -----------

                  The Company is obtaining an upgrade of its magnetic resonance imaging ("MRI") in the second quarter 1997. The cost of such upgrade, approximating $400,000, is to be financed.

                  See Commitments and Contingencies Note 12D for debt guarantees made by the Company for entities which the Company has equity ownership interests.

NOTE 8.           LEASE COMMITMENTS

                  With the exception of the medical diagnostic center which is owned by a limited partnership, and the two Columbus, Ohio nursing homes, the Company leases all of the locations used in its businesses under leases expiring on dates ranging through July 2015.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 8.           LEASE COMMITMENTS (CONTINUED)

                  As of December 31, 1996, minimum annual rental commitments under noncancelable leases amount to:

                                                OPERATING         CAPITAL
                                                  LEASES          LEASES
                                                  ------          ------

                               1997           $     457,078      $  9,530
                               1998                 342,516         9,530
                               1999                 319,141         8,736
                               2000                 311,409         -
                               2001                 300,308         -
                           Thereafter             4,145,225         -
                                              -------------      --------
                                              $   5,875,677        27,796
                                              =============
                   Less amounts representing
                    interest                                       (3,845)
                                                                 --------
                                                                 $ 23,951
                                                                 ========

                  In addition, the Company remains contingently liable for certain leases on locations that have been sold. These contingent leases include payments aggregating $267,000 over the next five years.

                  Rental expense included in the Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994, was approximately $569,000, $564,000 and $656,000, respectively, net of annual sublease income of $1,740, $20,180 and $18,100, respectively. Amortization of assets recorded under capital leases is included in depreciation expense.

NOTE 9.           INCOME TAXES

                  The Company utilizes the provisions of SFAS No. 109 which requires the use of the liability method of accounting for deferred income taxes. As a result, the Company has recognized a deferred tax liability, a deferred tax asset and a valuation allowance against the deferred tax assets. The components of these consolidated deferred tax items at December 31, 1996 and 1995 are as follows:

                                                                      1996               1995
                                                                      ----               ----
                   Assets:

                     Net operating loss carryforwards           $   1,874,000        $  1,846,800
                     Investment tax credit carryforwards               28,400              28,400
                     Bad debt allowance                                47,600             101,000
                     Other                                              3,000              24,000
                                                                -------------        ------------
                                                                    1,953,000           2,000,200
                     Less:  valuation allowance                       200,000             300,000
                                                                -------------        ------------
                                                                    1,753,000           1,700,200
                                                                -------------        ------------

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 9.            INCOME TAXES (CONTINUED)

                                                                    1996             1995
                                                                    ----             ----
                   Liabilities:
                     Depreciation and amortization                  604,500           572,000
                     Costs capitalized in connection
                      with acquisitions                             884,600           908,000
                     Other                                           10,200            50,800
                                                                -----------      ------------
                                                                  1,499,300         1,530,800
                                                                -----------      ------------
                   Net deferred tax asset                       $   253,700      $    169,400
                                                                ===========      ============


                  These deferred tax assets and liabilities have been offset for balance sheet presentation except for the "net deferred tax asset" which is included in the balance sheet caption "Other Assets". Management has recognized a deferred tax benefit of $84,300 in 1996 and $74,540 in 1995 by a reduction in the valuation allowance for the expected utilization of net operating losses during the carryforward period. Management has considered the provisions of SFAS No. 109 that allows for utilization of tax planning strategies associated with real estate. These strategies, if necessary, could consider a possible sale and leaseback of such real estate to preclude the expiration of net operating losses without realization of a tax benefit. Realization of the deferred tax asset is dependent on generating sufficient taxable income including use of management's tax planning strategies prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that a significant amount of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if either the current estimates of future taxable income are reduced or management would be unable to effect an expected sale and leaseback of real estate. Both of these conditions are currently necessary for consideration in the evaluation of the realizability of the deferred tax assets and estimated valuation allowance.

                  Consolidated net operating losses available for tax purposes at December 31, 1996 are approximately $5,511,000, expiring $102,000 in 2003, $1,744,000 in 2004, $274,000 in 2005,
                  $2,672,000 in 2006, $336,000 in 2008 and $383,000 in 2009.
                  Included in such net operating losses are approximately $782,000 of pre-acquisition net operating loss carryforwards acquired in the acquisition of a wholly-owned subsidiary in 1990, which can only be used to offset taxable income generated by that subsidiary. Investment tax credits available for tax purposes at December 31, 1996 are approximately $28,400 expiring at various dates from 1997 to 2000. In 1996 and 1995 as a result of consolidated taxable income the Company was able to utilize net operating losses of $27,000 and $193,000, respectively, all of which was pre-operating losses of the acquired subsidiary. There was no taxable income in 1994.

                  As discussed in Note 3, the Company had previously sold a portion of its interest in Diagnostics and, as a result, Diagnostics began to file its income tax returns on a separate company basis. During 1994, Diagnostics generated taxable income and, as a result, incurred current tax expense in the amount of $112,500. Diagnostics has no significant temporary differences that give rise to deferred tax assets or liabilities at December 31, 1996, 1995 and 1994.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 9.           INCOME TAXES (CONTINUED)

                  During 1995, see Note 3, the Company acquired additional common shares in Diagnostics, thereby allowing for its inclusion in the consolidated tax return of the Company.

                  For the years ended December 31, 1996, 1995 and 1994 a reconciliation of the statutory rate and effective rate for the provision for income taxes consists of the following based on amounts that do not include minority interests:

                   DECEMBER 31, 1996                                              PERCENTAGE
                   -----------------                                              ----------
                   Federal statutory rate                                            (34.0)
                   Minority interests                                                 13.6
                   State and local income taxes, net of federal
                    tax benefit                                                        6.3
                   Tax effect of permanent differences                                44.0
                   Valuation allowance                                               (49.1)
                                                                                 ---------
                   Effective rate                                                    (19.2)
                                                                                 =========


                                                                       NOT INCLUDING
                                                                        DIAGNOSTICS       DIAGNOSTICS
                                                                        (PERCENTAGE)      (PERCENTAGE)
                                                                        ------------      ------------

                   DECEMBER 31, 1995
                   -----------------

                   Federal statutory rate                                    34.0              34.0
                   Minority interests                                        (8.1)             (8.2)
                   State and local income taxes, net of federal
                    tax benefit                                               1.3               1.1
                   Tax effect of permanent differences                      (26.0)              2.0
                   Valuation allowance                                      (43.6)              -
                                                                            -----             -----

                   Effective rate                                           (42.4)             28.9
                                                                            =====             =====
                   DECEMBER 31, 1994
                   -----------------

                   Federal statutory rate                                    34.0              34.0
                   Minority interests                                       (39.5)             -
                   State and local income taxes, net of federal
                    tax benefit                                              11.3               2.7
                   Tax effect of permanent differences                       15.4               0.6
                   Tax credits and other                                      9.3              (0.7)
                   Valuation allowance                                      (56.4)             -
                                                                            -----             -----
                   Effective rate                                           (25.9)             36.6
                                                                            =====             =====

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 9.           INCOME TAXES (CONTINUED)

                  The expense (benefit) for income taxes consists of the following:

                                  1996          1995          1994
                                  ----          ----          ----
Federal:
  Consolidated
    Current expense            $       -     $       -     $       -
    Deferred benefit             (84,300)            -             -
  Without Diagnostics
    Current expense                    -             -             -
    Deferred benefit                   -       (74,540)      (94,860)
  Diagnostics
    Current expense                    -             -       100,000

State:
  Consolidated
    Current expense               45,191             -             -
  Without Diagnostics
    Current expense                    -         7,006        37,700
  Diagnostics
    Current expense                    -        15,555        12,500
                               ---------     ---------     ---------

Total tax expense (benefit)    $ (39,109)    $ (51,979)    $  55,340
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

NOTE 10.          STOCKHOLDERS' EQUITY

                  COMMON STOCK
                  ------------

                  See Note 2 for reacquisition of 2,500,000 shares of Common Stock into treasury in 1995.

                  In October 1996, the Company sold at $1.00 per share 500,000 shares of common stock held in treasury, pursuant to Regulation S of the Securities Act of 1933. The total cost of such shares sold totaled $463,000.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 10.          STOCKHOLDERS' EQUITY (CONTINUED)

                  WARRANTS
                  --------

                  A. At December 31, 1996, there were 414,538 warrants outstanding. Each warrant, as a result of a November 1990 amendment, is exercisable for two and three quarters (2-3/4) shares of The Wendt-Bristol Health Services Corporation common stock. The Company has reserved 1,139,980 shares for such issue. The exercise price of $3.75 per warrant is the equivalent of $1.36 per share. Other terms of the warrants remain the same as when originally issued in 1986, including the anti-dilution provisions, except that the expiration date had been extended to May 1, 1997, and the redemption feature has been removed. The Board of Directors is currently considering a further extension of the expiration date.

                           Also, as a result of the November 1990 amendment, upon exercise of existing warrants, in addition to the common shares to be received upon such exercise, each warrant holder will receive, upon registration under the Securities Act of 1933, a newly-created Series II warrant which expires in May 1998, which enables the warrant holder upon exercise of the Series II warrant to purchase 2 shares of common stock at $3.00 per share.

                  B. In conjunction with the issuance, pursuant to Regulation S of the Securities Act of 1933, of Series No. 1 bonds issued on February 14, 1997 (see Note
                           15B), the Company issued thirty-three (33) Series No. 1 warrants exercisable into a total of 300,000 shares of the common stock of the Company for $2.00 per share for the beneficial ownership of non U.S. persons.

                  STOCK OPTIONS
                  -------------

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

                  During 1991, the Board of Directors granted options for 30,000 shares to outside directors at a price of $.75 per share. Subsequent to the grant, options for 10,000 of these shares were terminated due to the resignation of one of the Directors and subsequently re-issued in 1992 to the remaining two outside Directors with an exercise price of $1.375. The $.75 per share options expired in 1996 and one outside Director has 5,000 of the options at $1.375. Beginning in 1992, 1,000 options were granted annually to each outside Director upon his anniversary month as an outside Director. As of December 31, 1996, 6,000 such options were issued. In June, 1993 the Board of Directors granted 80,000 options to purchase shares at a price of $1.25 to certain officers and key employees. Subsequent to the grant, options to purchase 17,000 shares were terminated in 1995 due to the death of one of the outside Directors. Upon election of a replacement Director, options to purchase 10,000 shares at a price of $.375 were granted to the new outside Director with an expiration date of February 1, 2000.

                  In May, 1996 the Board granted options totaling 130,000 shares to certain officers and key employees. Such options are exercisable at a price of $.875 per share and expire on May 23, 2001.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 10.          STOCKHOLDERS' EQUITY (CONTINUED)

                  No options were exercised in 1996, 1995 or 1994. There were 231,000 stock options outstanding at December 31, 1996 at prices ranging from $.375 to $1.375 per share. At December 31, 1996 and 1995, options available for grant were 19,000 and 141,000, respectively.

                  In 1997, 5,000 options were exercised at $.875 per share for total proceeds of $4,375. Additionally, 10,000 options with exercise prices of $.875 to $1.25 were terminated as the employees are no longer employed by the Company.

                  The Company utilizes the intrinsic value method under APB No. 25 to account for employee stock options. If the Company had utilized the fair value based method under FASB No. 123, the impact would not be significant to the financial statements.

NOTE 11.          RELATED PARTY TRANSACTIONS

      A.          PARTNERSHIP OWNERSHIP
                  ---------------------
                  Certain officers and directors own, in the aggregate, less than 6% of the outstanding limited partnership interests of a limited partnership of which a subsidiary of the Company is the managing general partner.

      B.          SALE OF ASSETS TO A RELATED PARTY
                  ---------------------------------

                  Effective January 1, 1995, the Company sold the operating assets of a subsidiary's retail liquor store and two lounges in Florida to MHK Corp., a company owned by certain of its officers and directors. The purchase price was equivalent to the net book value of the net assets, with no gain or loss recognized, totaling $574,949, as adjusted for certain 1995 transactions.

                  The purchase price is evidenced by a promissory note bearing interest at 9%. The note accrued interest from the effective date of the sale through June 30, 1996 at which time the total accrued interest of $77,618 was added to the original sale price for a total amended principal sum of $652,567. The note is payable in monthly installments of $8,266 including interest, from July 1, 1996 through June 1, 2006 with the balance fully amortized.

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

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 11.          RELATED PARTY TRANSACTIONS (CONTINUED)

      B.          SALE OF ASSETS TO A RELATED PARTY (Continued)
                  ---------------------------------

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

      C.          NOTES RECEIVABLE FROM OFFICERS AND RELATED PARTIES
                  --------------------------------------------------

                  At December 31, 1996 and 1995, the notes receivable amounts due from MHK Corp. approximate $732,000 and $774,000, respectively. Interest income totaling $76,668 and $61,668 for the year ended December 31, 1996 and 1995, respectively is included in "interest expense, net". Refer to Note 11B for the related party transactions and applicable collateral for 1995 activity.

                  At December 31, 1996 and 1995, the President and CEO of the Company had outstanding Advances totaling approximately $243,000 and $205,000, respectively. The President/CEO has granted a security interest in certain collateral to enhance the realization of the indebtedness, which is evidenced by a non-interest bearing promissory note. A representation has been made that the amount will not further increase and the existing balance will be reduced by approximately $30,000 during 1997 and $25,000 in years subsequent thereto.

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

      D.          LIFE INSURANCE PREMIUMS RECEIVABLE
                  ----------------------------------

                  The balance sheet includes $865,299 and $758,795 at December 31, 1996 and 1995 respectively, under the caption "Life insurance premiums receivable". The Company, pursuant to agreements, has purchased life insurance on the lives of certain officers and key employees on a "split-dollar" basis. The program is designed so that payments the Company makes on behalf of each officer are collateralized by assignments of the related life insurance policies (i.e., the accumulated policy cash value, the policy death benefit, or a combination thereof). The life insurance premiums receivables are noninterest-bearing. The insured parties own the policies and, with the consent of the Company, are permitted to borrow from the cash surrender values of the policies. Under the "split-dollar" agreements, the Company advances the premium payments and upon the death of the insured would receive the return of such advances from the death benefits or from cash value (without termination of the policy) at such other times (i.e. termination of employment) prior to the death of the insured.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 11.          RELATED PARTY TRANSACTIONS (CONTINUED)

      D.          LIFE INSURANCE PREMIUMS RECEIVABLE (CONTINUED)
                  ----------------------------------------------

                  During 1995, the Company restored a $376,000 reserve that had been recorded in 1991 to reduce life insurance premiums receivable. Management believes the reserve is no longer necessary due to the improvement in operations and increased cash values over the last four years. By Amendment No. 1 to the "split dollar" agreement, the applicable officers of the Company recognize the premiums receivable not collateralized by the policy cash surrender values of $282,000 at December 31, 1996, are their personal responsibility if not collected through the respective policies as long as the Company continues to maintain the policies. The Company has represented its intention and obligation to maintain the policies. The individuals have agreed to provide additional collateral, to the Company, by pledging common shares they own in the Company to enhance the realization of these receivables.

      E.          NOTES PAYABLE TO OFFICER
                  ------------------------

                  In January 1996, the Company borrowed the sum of $300,000. In September 1996, the Company borrowed an additional $60,000 (the "Loans") from Marvin D. Kantor, a director and the Chairman of the Board of the Company. The Loans were obtained to meet certain short-term working capital needs of the Company. The Loans bear interest at 8.5% per annum. The Loans are payable in monthly installments and are collateralized by a pledge of the Company's common stock held in Wendt-Bristol Diagnostics Company. The balance outstanding at December 31, 1996 totals $55,000.

NOTE 12.          COMMITMENTS AND CONTINGENCIES

      A.          REAL ESTATE RELATED TO PREVIOUSLY SOLD DIVISION
                  -----------------------------------------------

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

                  During September 1994, the buyer/tenant instituted arbitration proceedings against the Company. The Company and the tenant settled in June 1995. The settlement agreement provides (a) a revised term of ten years for the lease commencing January 1, 1995, (b) monthly rental of $28,000 for the first five years and $30,000 for the remaining five years, (c) identification of approximately $200,000 in repairs, of which the tenant has paid $40,000; such repairs were subsequently completed, (d) tenant's option to renew for an additional two years at $10,000 per month; if option not exercised, the tenant is obligated to pay $10,000 per month in the eleventh year despite the fact that premises are vacated and (e) tenant abandoned its option to purchase the premises as well as any role in the Company's compliance with the environmental laws of the State of New Jersey.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 12.          COMMITMENTS AND CONTINGENCIES (CONTINUED)

      A.          REAL ESTATE RELATED TO PREVIOUSLY SOLD DIVISION (CONTINUED)
                  -----------------------------------------------------------

                  As a result of compliance with the State of New Jersey environmental laws and in connection with the sale of the division, the Company is in the process of a clean-up of contamination caused by prior ownership whereby the property had been contaminated by leaking underground storage tanks and the discharge of certain industrial fluids into the sewage system. The Company spent approximately $50,000, $61,000 and $52,000 related to the clean-up during the years ended December 31, 1996, 1995 and 1994, respectively. Costs attributable to the project, incurred or accrued, have been capitalized. The Company's consulting engineers have completed a study of the contamination and have submitted a clean-up plan to the appropriate State of New Jersey department. In December 1995, the State of New Jersey granted a conditional approval of the plan with a two year monitoring period. The remaining estimated costs to complete the plan are approximately $100,000. Refer to Note 4 regarding restricted cash set aside to satisfy the New Jersey Department of Environmental Protection and Energy.

      B.          RENTAL AGREEMENT ON A NURSING HOME
                  ----------------------------------

                  The landlord of a nursing home facility filed a complaint for Declaratory Judgment against a subsidiary of the Company seeking a judgment that the subsidiary is in default of the lease agreement and seeks the right to purchase the license of the nursing home. The landlord had filed a Motion for Summary Judgment and was denied by the court. The subsidiary is presently current on its rent obligation but is disputing the calculation of the late rent charges imposed under the lease. Although not directly subject to this complaint, the Company is seeking payment of a receivable related to a Share Transfer Agreement with the subsidiary of the Company. Such amounts became due in February 1996, one year after final settlement of certain State of Ohio Medicaid receivables, as provided in the Agreement. See Item 3. Legal Proceedings for additional discussion.

                  In the opinion of management, the ultimate costs and liability to the Company and its subsidiaries as a result of this legal proceeding will not be material. It is further believed that the receivable at December 31, 1996 totaling $367,000 (see
                  Note 5(b)) will be realized through the ultimate settlement of the entire dispute in the near term.

      C.          INSURANCE COMMISSIONER OF THE COMMONWEALTH OF PENNSYLVANIA, AS
                  --------------------------------------------------------------
                  THE STATUTORY LIQUIDATOR FOR CORPORATE LIFE INSURANCE COMPANY
                  -------------------------------------------------------------
                  (UNAFFILIATED THIRD PARTY)
                  --------------------------

                  On February 20, 1995, the Company entered into a Stock-Exchange Agreement with the Insurance Commissioner of the Commonwealth of Pennsylvania, as the Statutory Liquidator of Corporate Life Insurance Company (CLIC) (see Note 2). The Statutory Liquidator caused a Writ of Summons in the Commonwealth Court of Pennsylvania (Case No. 509-MD-1995) to be served on the Company indicating in its entirety that Statutory Liquidator has commenced an unspecified action against the Company which counsel for the Statutory Liquidator advised the Company that the Statutory Liquidator intends to seek performance in the action for the amounts due it from the Company. During 1996, the Company paid $300,000 toward the purchase of the shares, leaving a balance of $325,000 at December 31, 1996. The Company subsequently paid the balance during the first quarter of 1997.

                  On March 19, 1997, the Insurance Commissioner of the Commonwealth of Pennsylvania, as the Statutory Liquidator of CLIC dismissed with prejudice the action it had commenced against the Company in the Commonwealth Court of Pennsylvania.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 12.           COMMITMENTS AND CONTINGENCIES (CONTINUED)

      C.          INSURANCE COMMISSIONER OF THE COMMONWEALTH OF PENNSYLVANIA, AS
                  --------------------------------------------------------------
                  THE STATUTORY LIQUIDATOR FOR CORPORATE LIFE INSURANCE COMPANY
                  -------------------------------------------------------------
                  (UNAFFILIATED THIRD PARTY) (CONTINUED)
                  --------------------------------------

                  Additionally, as a result of a Federal investigation of the activities of CLIC, the Company had been requested to furnish documents and information in its files related to transactions with CLIC and Life Holdings, Inc. The Company complied with this request and is cooperating fully with this on-going investigation.

      D.          DEBT GUARANTEES
                  ---------------

                  The Company or its subsidiaries is contingently liable as a guarantor of long-term debt and capital lease obligations totaling $790,000 for medical equipment that will be placed in service the second quarter 1997 by entities that a subsidiary, Wendt-Bristol Diagnostics Company ("Diagnostics"), has ownership interests varying from 22.5% to 50%. The Company and its subsidiaries anticipate obtaining cross-collateral agreements with the other investors in their applicable ownership interest. After these cross-collateral agreements are obtained, the Company and its subsidiaries will be contingently liable for debt obligations approximating $310,000.

                  Additionally, the Company and Diagnostics are contingently liable for a two year lease agreement and the purchase price ($1,400,000) of a building used by an entity in which Diagnostics has a 22.5% ownership interest. The Company and Diagnostic are currently 100% contingently liable for the two year lease and purchase price. The Company anticipates obtaining cross-collateral agreements from the other investors related to their applicable ownership interest.

        E.        CONTINGENT LIABILITY
                  --------------------

                  The Company has received a proposed correction notice for payroll taxes, interest and penalties. The amounts for payroll taxes and accrued interest have been accrued at December 31, 1996 while the amounts for penalties approximate $166,000. The Company has a meeting scheduled in the second quarter 1997 with the applicable tax authorities to structure a payment plan for the payroll tax and interest and to request a waiver of all or a portion of the penalties. Management has been successful in the past at obtaining waivers for all or a portion of tax penalties. Management has accrued $40,000 of these penalties as their estimate of their pending successful negotiations. While the Company believes it has meritorious defenses against the penalties assessed, the ultimate resolution of the matter, which is expected to occur within one year, could result in an additional expense of $126,000 in excess of the amount accrued.

NOTE 13.          INDUSTRY SEGMENT DATA

                  Industry segment data for years ended December 31, 1996, 1995 and 1994 included in Item 1 ("Industry Segments") of this report is an integral part of these financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 14.          RETIREMENT PLAN

                  The Company adopted, effective July 1, 1989, a retirement plan, under Section 401(k) of the Internal Revenue Code, covering substantially all employees with more than one year of service. The plan provides for the Company to contribute, on an annual basis, 10% of the employees' eligible deferred compensation; such employer contribution is in the form of Company common stock. The Company values the actual shares transferred to the Plan from the treasury at the respective December 31 market value. During 1996, 1995 and 1994, the Company contributed 16,262, 21,764 and 8,448 shares, and recorded an expense of $8,733, $9,900 and $13,066, respectively.

NOTE 15.          SUBSEQUENT EVENTS

      A. During December, 1996, Wendt-Bristol Diagnostics Company ("Diagnostics") formed Wendt-Bristol Crosswoods, Ltd., an Ohio limited liability company. Diagnostics acquired a 50% interest through a capital contribution of $325,000 in January 1997. The new entity closed, in January 1997, on the acquisition of operating assets, including an open field magnetic resonance imaging device. Operations began in January, 1997. The Company is managing the facility. See Note 12D for commitments and contingencies relating to this entity.

      B. On February 14, 1997, the Company issued thirty-three (33) bonds, designated as Series No. 1 Bonds, totaling five million Swiss francs, due February 14, 2002, to European investors. The Company received $3,416,934 for the conversion of the proceeds of these Bonds. The Bonds provide for quarterly interest payments commencing March 31, 1997 at a rate of 5% per annum. The Bonds and interest are payable in Swiss francs, and as a result, the Company is hedging the currency risk by entering into future contracts. The Bond holders were issued Series No. 1 warrants to purchase an aggregate of 300,000 shares of common stock of the Company at $2.00 per share exercisable after March 25, 1997 and before February 15, 2002 to warrant holders outside the U.S. Both the Series No. 1 Bonds and the Series No. 1 Warrants were issued pursuant to Regulation S of the Securities Act of 1933. Proceeds will be used to liquidate its accounts receivable securitization program (Notes 5 and 15C), expansion in the diagnostic and radiology ventures (Notes 1B and 15A) and general working capital requirements.

      C. On March 14, 1997, the Company terminated its accounts receivable securitization program and repaid advances which totaled $1,461,633.

      D. In April, 1997, Wendt-Bristol Diagnostics Company acquired a 22.5% interest in Wendt-Bristol at Park Oncology Center, Ltd. ("WB at Park"), an Ohio limited liability company which will operate a radiation therapy practice. WB at Park has entered into a two year lease agreement which includes a mandatory purchase of the building for $1,400,000. The Company will manage the facility. See Note 12D for commitments and contingencies relating to this entity.

      E. Effective mid April 1997, management has decided to cease operations of a significant portion of its home health care agency in order to eliminate unprofitable portions of the business. Management believes the impact to operations in 1997 is not anticipated to be significant. See Note 1B for the 1996 impact to operations.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 16.         SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
                 ACTIVITY

                                                                         1996          1995             1994
                                                                         ----          ----             ----
                   SUPPLEMENTAL DISCLOSURES OF
                    NONCASH INVESTING AND
                     FINANCING ACTIVITY
                     A partnership, of which the Company is
                     the managing general partner purchased
                     equipment which was financed by entering
                     into an installment finance agreement.
                       Increase in equipment cost, net                $ 875,626
                       Increase in long-term obligations               (875,626)

                     Subsidiaries of the Company sold trade
                     accounts receivable, a portion of which
                     was used for certain related fees
                       Increase in deferred costs                     $  27,500
                       Increase in miscellaneous accounts
                         receivable reserves                            185,507
                       Decrease in notes payable                         53,155
                       Decrease in accounts receivable - sold          (266,162)

                     Common stock of the Company
                     (2,000,000 shares) and common stock of
                     a subsidiary (300,000 shares) were exchanged
                     for 30,000 shares of preferred stock, par
                     value $100 per share, owned by the Company in
                     Life Holdings, Inc.
                       Decrease in investment in preferred
                        stock, at cost                                             $  (3,000,000)
                       Decrease in minority interest                                     512,653
                       Increase in treasury stock                                      2,487,347

                     The Company purchased common stock
                     (500,000 shares) of the Company for a price
                     of $.80 per share and common stock of a
                     subsidiary (45,000 shares) for a price
                     of $5.00 per share
                       Increase in accrued expenses and other
                        liabilities                                                $     (625,000)
                       Increase in treasury stock                                         400,000
                       Increase in excess of cost of assets of
                        businesses and subsidiaries acquired,
                        less amortization                                                 148,103
                       Decrease in minority interest                                       76,897

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 16. SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITY (CONTINUED)

                                                                          1996           1995            1994
                                                                          ----           ----            ----
                     A subsidiary of the Company sold
                     the operating assets, net of associated
                     liabilities to a related party in
                     exchange for an interest bearing note (Note 11B)
                       Increase in notes receivable from
                        officers, employees and related
                        parties, net of amounts payable:
                         Note arising in transaction                                 $    574,949
                         Other                                                            (55,936)
                       Decrease in accounts payable                                        48,624
                       Decrease in accrued expenses and
                        other liabilities                                                  83,006
                       Decrease in trade and miscellaneous
                        receivables                                                        (4,668)
                       Decrease in inventories                                           (126,703)
                       Decrease in prepaid expenses and other
                        current assets                                                    (38,409)
                       Decrease in property, plant and
                        equipment, net                                                   (240,079)
                       Decrease in deferred charges                                          (500)
                       Decrease in other assets                                          (240,284)
                     A partnership, of which the Company is the managing general partner, traded-in a piece of equipment for a
                     substantially improved model, which was financed by
                     entering into an installment finance agreement, which
                     included a refinancing of existing debt
                       Increase in equipment cost, net                               $    642,692
                       Increase in long-term obligations                                 (642,692)

                     A subsidiary of the Company incurred costs for the
                     construction of an Alzheimer's and related syndromes
                     facility with draws against a HUD- insured financing
                     agreement
                       Increase in property, plant and
                        equipment                                                    $      -         $ 1,901,236
                       Increase in long-term obligations                                 (166,826)     (1,901,236)
                       Increase in prepaid expenses and other
                        current assets                                                     45,116
                       Decrease in accounts payable                                       121,710

                     A subsidiary of the Company purchased
                     equipment with a capital lease obligation
                       Increase in property, plant and
                        equipment                                                                     $    37,823
                       Increase in capital lease obligation                                               (37,823)

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 16. SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITY (CONTINUED)

                                                                       1996            1995           1994
                                                                       ----            ----           ----
                     A subsidiary of the Company purchased
                     land with a portion financed with a
                     bank note payable
                       Increase in land                                                           $  105,000
                       Increase in note payable                                                     (105,000)

                     A partnership, of which the Company is
                     managing general partner, sold the land
                     and building and reduced related
                     deferred charges
                       Increase in miscellaneous receivable                                       $1,700,000
                       Decrease in deferred charges                                                  (21,097)
                       Increase in accrued expenses, other                                           (74,800)
                       Decrease in gain on sale of assets                                           (621,860)
                       Decrease in property, plant and
                        equipment, net                                                              (982,243)

                     A subsidiary of the Company, less than
                     100% owned, sold shares of common
                     stock; deferred offering costs have been
                     reduced against the gain on sale of
                     subsidiaries
                       Decrease gain on sale of stock of
                        subsidiary                                                                $  (88,357)
                       Decrease in deferred charges                                                  (61,643)
                       Decrease in minority interest                                                 150,000

                     Common stock in treasury of the
                     Company was exchanged for common
                     stock of a subsidiary
                       Decrease in treasury stock                                                 $  (18,644)
                       Decrease in minority interest                                                  18,644

                     A partnership, of which a subsidiary
                     of the Company is the managing general
                     partner refinanced a mortgage on its
                     Diagnostic and Radiology Center
                     building and has capitalized certain costs
                     relating to the transaction
                       Increase in deferred charges                                               $   9,735
                       Increase in long-term obligations                                             (9,735)

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 17.          FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Financial Accounting Standard Board ("FASB") Statement No. 107, "Disclosure about Fair Value of Financial Instruments", is effective for the Company's year ended December 31, 1995 and thereafter. The statement requires disclosure of fair value information about financial instruments. For certain of the Company's financial instruments including cash, receivables, accounts and notes payable, and other accrued liabilities the carrying amounts approximate fair value due to their short maturities. For long-term notes receivable and notes payable, the Company believes the carrying value will approximate their fair value. For the subordinated note, the Company believes the carrying amount approximates fair value with the conversion feature to the Company's common stock available.

                  At December 31, 1996 and 1995, management believes the carrying amount of these long-term receivables are not impaired and will be realized in the normal course of business in accordance with their contract terms. The fair value of debt is believed to be approximately equal to their current carrying value based on current market prices.

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

                          NAME                  AGE           CURRENT POSITIONS WITH COMPANY
                          ----                  ---           ------------------------------

                   Marvin D. Kantor              68    Chairman of the Board, Director

                   Sheldon A. Gold               54    President, Treasurer, Chief Executive Officer,
                                                       Director, member of Audit Committee

                   Reed A. Martin                43    Executive Vice President, Chief Operating
                                                       Officer and Director

                   Harold T. Kantor              63    Vice Chairman of the Board, Director

                   Paul H. Levine                56    Director, member of Audit Committee

                   Gerald M. Penn                59    Director, member of Audit Committee

                   Charles R. Cicerchi           37    Vice President of Finance, Principal Financial
                                                       and Accounting Officer


                  Marvin D. Kantor has been Chairman of the Board since May 1988; prior to June 1993 he had also been President and Chief Executive Officer of the Company and W-B since May 1988. In addition, he is a Director of all of the Company's subsidiaries. He is a brother of Harold T. Kantor.

                  Sheldon A. Gold is a certified public accountant and has been President and Chief Executive Officer of the Company since June 1993. Prior thereto and since March 1992 he had been Vice Chairman of the Board and since May 1988 he had been Executive Vice President, Treasurer, and Chief Financial and Accounting Officer of the Company. He again became Treasurer and Chief Financial and Accounting Officer of the Company in July 1992, until May, 1996. In addition, he has been a Director of the Company since May 1988. He has also been the President of W-B since June 1993, Executive Vice President between 1979 and June 1993, and Chief Financial and Accounting Officer of W-B since 1979 through May 1996.

                  Reed A. Martin, elected as a Director in May 1992, has since June 1993 been Executive Vice President and Chief Operating Officer, since May 1991 he had been a Senior Vice President of the Company supervising operations. Mr. Martin is a son-in-law of Marvin D. Kantor.

                  Harold T. Kantor has been Vice-Chairman since June 1993 and a Director of the Company since May 1988. In addition, he has been Vice President of W-B since October 1985. He is brother of Marvin D. Kantor.

                                      III-1

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. (CONTINUED)

                  Paul H. Levine has been a Director since January, 1990 and serves on the audit and stock option committee. He is President of Nichols and Levine Asset Management, Inc., a registered investment advisor. Mr. Levine is an attorney and a certified public accountant and has been active in venture capital, investment banking and financial consulting since 1972. He is also a Director of Learning Technologies, Inc.

                  Dr. Gerald M. Penn, M.D., Ph.D., was elected as a director on February 8, 1995 and serves on the audit and stock option committees. Dr. Penn was previously Chairman and Medical Director of the Department of Pathology at Grant Medical Center 1981-1996. Educated at The Ohio State University, Doctor Penn received his medical degree from the College of Medicine and a doctoral degree in biochemistry. He completed a pathology residency at University Hospital and postgraduate training at The Rockefeller University, New York, NY. He is board certified in clinical and anatomical pathology, immunopathology and hematopathology. He serves on the Board of Trustees of the Columbus Medical Association Foundation, the Health Coalition of Central Ohio and the editorial board of the American Association of Laboratory Immunology.

                  Charles R. Cicerchi is a certified public accountant and has been Vice President of Finance since joining the Company in September, 1994. Since May, 1996 he has been the Principal Financial and Accounting Officer of the Company. Prior thereto, he was Controller of Speer Industries, a mechanical contractor, where he was responsible for all accounting and treasury functions from the period 1990 to 1994.

ITEM 11.        EXECUTIVE COMPENSATION

                  GENERAL. The following table sets forth the total annual compensation paid or accrued by the Company and its subsidiaries to or for the account of (i) the President (the chief executive officer) of the Company and (ii) for the Company's most highly compensated executive officers other than the chief executive officer who were serving as executive officers at December 31, 1996 and with respect each of whom such compensation exceeded $100,000.

                                      III-2

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                              LONG-TERM
                                                                            COMPENSATION
                                                                            ------------

                                              ANNUAL COMPENSATION    AWARDS
                                              -------------------    ------

                                                                    SECURITIES
                                                                    UNDERLYING
                           NAME AND                                  OPTIONS/      ALL OTHER
                      PRINCIPAL POSITION       YEAR    SALARY ($)    SARS (#)     COMP. ($)**
                      ------------------       ----    ----------    --------     -----------

                   Sheldon A. Gold              1996   $  150,000    50,000/0        $  -
                   President and Chief          1995      140,000       *               -
                   Executive Officer            1994      140,000       *               -

                   Marvin D. Kantor             1996      130,000       *             75,866
                   Chairman of the              1995      127,404       *             65,028
                   Board                        1994      127,404       *             59,609


                  --------------

                  *   Not applicable

                  ** Includes life insurance premiums paid by the Company for each of named persons (see Note 11 of the Notes to the Consolidated Financial Statements herein). For the fiscal year ended December 31, 1996, the amounts paid by the Company for each of the named persons is:

                                                                 LIFE
                   NAME                                       INSURANCE
                   ----                                       ---------

                   Marvin D. Kantor                           $  75,866





                                      III-3

                  OPTIONS. The following table sets forth information respecting the grant by the Company of options to purchase shares of its Common Stock and other information related to options granted by the Company:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      -------------------------------------

                                             INDIVIDUAL GRANTS
                                             -----------------

                                        NUMBER OF        % OF TOTAL
                                       SECURITIES       OPTIONS/SARS     EXERCISE
                                       UNDERLYING        GRANTED TO      OR BASE                  GRANT DATE
                                      OPTIONS/SARS      EMPLOYEES IN      PRICE     EXPIRATION      PRESENT
                         NAME          GRANTED (#)      FISCAL YEAR       ($/SH)      DATE         VALUE ($)
                         ----          -----------      -----------       ------      ----         ---------

                   Sheldon A. Gold      50,000/0          38.5%/0          .875      5/23/01      $    43,750



                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                                    VALUE OF
                                                                                NUMBER OF         UNEXERCISED
                                                                               UNEXERCISED        IN-THE-MONEY
                                                                             OPTIONS/SARS AT      OPTIONS/SARS
                                                                              FY-END-# SHRS       AT FY END-$
                                                                              -------------       -----------
                                              SHARES
                                             ACQUIRED           VALUE          EXERCISABLE/       EXERCISABLE/
                                            ON EXERCISE       REALIZED        UNEXERCISABLE      UNEXERCISABLE
                                            -----------       --------        -------------      -------------

                   Sheldon A. Gold               0                0              50,000/0          $75,000/0


                  -------------

                  All options held by Mr. Sheldon A. Gold were exercisable at December 31, 1996. All were "in-the-money". American Stock Exchange reported quotations for the Common Stock of the Company on December 31, 1996, are: high, $1.50; low $1.50; and close, $1.50; such prices on February 28, 1997 are: high, $1.4375; low, $1.375; and close, $1.4375. The exercise price of each of the options of Mr. Sheldon A. Gold is $.875 and the options expire on May 23, 2001.

                                      III-4

                  STOCK OPTION PLAN. In 1983, the Company adopted an Incentive Stock Option Plan which was amended in 1989 (as amended, the "Plan"). Pursuant to the Plan, the Company is authorized to grant stock options to purchase up to 250,000 shares of Common Stock of the Company, subject to anti-dilution provisions, to key personnel, including eligible directors, officers and employees of the Company. In the event that any option granted under the Plan shall terminate prior to its exercise in full for any reason, then the shares subject to the option not acquired by exercise of the option shall be added to the shares otherwise available for the grant of options under the Plan. Options granted under the Plan may be those intended to qualify as "incentive stock options", as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or those not intended so to qualify. At February 28, 1997, options to purchase an aggregate of 19,000 shares of Common Stock of the Company, subject to anti-dilution provisions, could still be granted under the Plan.

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

                  SPLIT-DOLLAR INSURANCE POLICIES. The following table sets forth information as of December 31, 1996, concerning split-dollar insurance policies on the lives of the named persons in the Summary Compensation Table (1):

                                                 INITIAL FACE                        INSURANCE PREMIUMS
                                                   AMOUNT OF                        ADVANCED IN EXCESS OF
                   NAME OF INSURED (2)              POLICY            ISSUED            CASH VALUE (5)
                   -------------------              ------            ------            --------------

                   Marvin D. Kantor          $  1,500,000(3)         06/08/92              $414,000
                   Sheldon A. Gold                375,000(4)         09/11/86                62,000


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

                  -------------------------

                  (1) See footnote to the Summary Compensation Table for information respecting Company premium payments for the fiscal year ended December 31, 1996.

                  (2) The beneficiaries of the policies are the spouses of the insured.

                  (3) The policy is an increasing death benefit policy (through use of dividends) and has replaced a previous universal life policy.

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

                                      III-7

                  During 1995, the Company did not make the contributions to the 401(k) plan on a timely basis. The IRS instituted an amnesty program for matters of this nature that the Company utilized to bring the contributions to a current status in 1996.

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

                  In addition, Non-Employee Directors have been granted stock options under the Plan (see "Item 11. Executive Compensation - Stock Option Plan") to purchase shares of Common Stock of the Company. Non-Employee Directors are defined in the Plan as Directors of the Company who are not also employees of the Company, who have served as Directors for twelve consecutive full months, and who at the end of such period are continuing to serve as Directors. Mr. Levine was granted options on May 13, 1992, to purchase up to an aggregate of 5,000 shares of the Common Stock of the Company at a price of $1.375 per share, subject to anti-dilution provisions. Dr. Gerald M. Penn was elected as a director in February, 1995 and was granted options on February 1, 1995 to purchase up to an aggregate of 10,000 shares, subject to anti-dilution provisions, at a price of $.375 per share. The Plan also provides for a grant of additional stock options to each Director who received an option ("initial option") as hereinbefore described, each of such additional options to provide for the purchase of an aggregate maximum of 1,000 shares of Common Stock of the Company at a price per share equal to the fair market value of the Common Stock of the Company on the date of grant, subject to anti-dilution provisions, one of such additional options to be granted on each successive anniversary of the date of grant of the initial option, provided that such Director continues on such anniversary to be a Non-Employee Director. Pursuant to this provision of the Plan, Mr. Levine received on July 11, 1992, options to purchase an aggregate of 1,000 shares of the Common Stock of the Company at a price of $1.375 per share, subject to anti-dilution provisions; received on July 11, 1993, options to purchase an aggregate of 1,000 shares of the common stock of the Company at a price of $1.0625 per share, subject to antidilution provisions; he received on July 11, 1994, options to purchase an aggregate of 1,000 shares of the common stock of the Company at a price of $.6875 per share, subject to antidilution provisions; he received on July 11, 1995, options to purchase an aggregate of 1,000 shares of common stock of the Company at a price of $.4375 per share, subject to anti-dilution provisions and he received on July 11, 1996, options to purchase an aggregate of 1,000 shares of common stock of the Company at a price of $.875 per share, subject to anti-dilution provisions. Dr. Penn received on February 1, 1996, options to purchase an aggregate of 1,000 shares of common stock of the Company at a price of $.375 per share, subject to anti-dilution provisions and he received on February 1, 1997, options to purchase an aggregate of 1,000 shares of common stock of the Company at a price of $1.435, subject to anti-dilution provisions. Each of the stock options referred to in this paragraph are exercisable commencing on the date of grant and ending on the fifth anniversary of such date. None of the options referred to in this paragraph have been exercised.

                                      III-8

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The table below presents as of February 28, 1997, certain information (1) with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities and
                  (2) as to each class of equity securities of the Company or any of its parents or subsidiaries, other than directors' qualifying shares, beneficially owned by each director and executive officer of the Company and by all directors and executive officers of the Company as a group.

                                                                   AMOUNT AND NATURE AND          PERCENT
       TITLE OF CLASS                 NAME                       BENEFICIAL OWNERSHIP (1)       OF CLASS (2)
       --------------                 ----                       ------------------------       ------------

        Common Stock         Marvin D. Kantor                                 866,120              13.57%
                             Two Nationwide Plaza
                             Suite 760
                             Columbus, Ohio 43215

        Common Stock         Harold T. Kantor                                 247,475 (3)          3.88%

        Common Stock         Sheldon A. Gold                                  106,375 (4)          1.67%

        Common Stock         Reed A. Martin                                    40,064 (5)            -

        Common Stock         Paul H. Levine                                    10,500 (6)            -

        Common Stock         Dr. Gerald M. Penn                                15,000 (7)            -

        Common Stock         All Directors and                              1,285,534 (8)          20.14%
                             Executive Officers
                             As a Group (6 persons)

        Common Stock         McBridge Advisory, Ltd.                          626,200              9.81%
                             Dollard House
                             Wellington Quay
                             Dublin 2 Ireland

        Common Stock         Gerald F. Schroer                                389,800              6.11%
                             25109 Detroit Road
                             Westlake, Ohio 44145

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

                                      III-9

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  MHK Corp., of which Marvin D. Kantor and Harold T. Kantor are the sole shareholders, has incurred indebtedness to the Company. The largest amount of such indebtedness outstanding in 1996 was $809,435; 1995 was $773,638; and 1994 was
                  $121,818. On March 1, 1997, the amount of such indebtedness, exclusive of interest, outstanding was $794,776. Interest at 9% totaling $61,823 has been charged, through December 31, 1996. See Note 11B.

                  Effective January 1, 1995, the Company sold the operating assets of a subsidiary's retail liquor store and two lounges in Florida to MHK Corp. The purchase price was equivalent to the net book value of the net assets which totaled $574,949 as adjusted for certain 1995 transactions. A promissory note bears interest at 9%. Additional advances were made in 1995 and 1996. (See Note 11B)

                  The President and CEO of the Company has incurred indebtedness to the Company. The largest amount of such indebtedness outstanding in 1996 was $243,412; 1995 was $204,975; and 1994
                  was $146,454. No interest is paid or charged on such indebtedness. The President/CEO has granted collateral to the Company to enhance the realization of the indebtedness, which is evidenced by a promissory note providing for minimum annual payments of $25,000. (See Note 11C).

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

                  Certain executive officers and directors of the Company were limited partners owning less than an aggregate 10% interest in 1275 Olentangy River Road Limited Partnership and certain executive officers and directors of the Company are limited partners owning less than an aggregate 10% interest in Wendt-Bristol Diagnostics Company L.P. W-B was the general partner of 1275 Olentangy River Road Limited Partnership which owned and operated a medical office building in Columbus, Ohio. A subsidiary of W-B is the general partner of Wendt-Bristol Diagnostics Company L.P. which owns and operates an outpatient medical diagnostic imaging center in Columbus, Ohio.

                  See also Note 11 of the Notes to Consolidated Financial Statements.

                  (3) Includes 25,000 shares which Mr. Kantor may acquire by exercising options granted to him under the Company's Stock Option Plan.

                  (4) Includes 13,750 shares of Common Stock which Mr. Gold may acquire by exercising Warrants and 50,000 shares of common stock which Mr. Gold may acquire by exercising options granted to him under the Company's stock option plan.

                  (5) Includes 1,100 shares of Common Stock which Mr. Martin may acquire by exercising Warrants and 35,000 shares of Common Stock which he may acquire by exercising options granted to him under the Company's Stock Option Plan.

                  (6) Includes 10,000 shares of Common Stock which Mr. Levine may acquire by exercising options granted under the Company's Stock Option Plan.

                                     III-10

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

                  (Footnotes continued from previous page)

                  (7) Includes 12,000 shares of Common Stock which Dr. Penn may acquire by exercising options granted under the Company's Stock Option Plan.

                  (8) Includes 14,850 shares of Common Stock which may be acquired by exercise of Warrants and 132,000 shares which may be acquired by exercise of options granted under the Company's Stock Option Plan.

                  -------------------------






                                     III-11

                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)      Documents filed as part of this Form 10-K:

                1. Financial Statements. The following financial statements are included in Part II, Item 8:

                                                                                          PAGE
                                                                                          ----

                         Report of Independent Auditors                                   II-7

                         Consolidated Balance Sheets as of December
                          31, 1996 and 1995                                           II-8 and II-9

                         Consolidated Statements of Operations for
                          the years ended December 31, 1996, 1995
                          and 1994                                                        II-10

                         Consolidated Statements of Stockholders'
                          Equity for the years ended December 31,
                          1996, 1995 and 1994                                             II-11

                         Consolidated Statements of Cash Flow for
                          the years ended December 31, 1996, 1995
                          and 1994                                                   II-12 and II-13

                         Notes to Consolidated Financial Statements                II-14 through II-37

                  2. Financial Statement Schedules. The following financial statement schedules for the years ended December 31, 1996, 1995 and 1994 are included in Part IV:

                      SCHEDULE                                                             PAGE
                      --------                                                             ----

                        II.      Valuation and Qualifying Accounts and
                                  Reserves                                                 IV-6

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

       (a)      Documents filed as part of this Form 10-K: (Continued)

                  3. Exhibits Filed Under Item 601 of Regulation S-K. (Numbers assigned to the following correlate to those used in such Item 601) (Continued)

                              EXHIBIT
                              NUMBER                DESCRIPTION
                              ------                -----------

                               10.4 Stock Purchase Agreement, dated June 4, 1993, between The Wendt-Bristol Health Services Corporation and Corporate Life Insurance Company. Filed as Exhibit
                                         10.4 to the Company's Annual Report on
                                         Form 10-K for the year ended December
                                         31, 1993 and incorporated herein by
                                         reference pursuant to Rule 411(c).

                               10.5 Installment Business Loan Note, dated January 30, 1996, between The
                                         Wendt-Bristol Company and Marvin D.
                                         Kantor related to working capital loan.
                                         Filed as Exhibit 10.5 to the Company's
                                         Annual Report on Form 10-K for the year
                                         ended December 31, 1995 and
                                         incorporated herein by reference
                                         pursuant to Rule 411(c).

                               10.6 Stock Pledge Agreement dated January 30, 1996, between The Wendt-Bristol Company and Marvin D. Kantor related to working capital loan. Filed as Exhibit
                                         10.6 to the Company's Annual Report on
                                         Form 10-K for the year ended December
                                         31, 1995 and incorporated herein by
                                         reference pursuant to Rule 411(c).

                               10.7      Loan and Security Agreement, dated
                                         March 27, 1996, between Wendt-Bristol
                                         Diagnostics Company, L.P. and DVI
                                         Capital Company relating to equipment
                                         financing. Filed as Exhibit 10.7 to the
                                         Company's Annual Report on Form 10-K
                                         for the year ended December 31, 1995
                                         and incorporated herein by reference
                                         pursuant to Rule 411(c).

                               10.8      Loan and Security Agreement, dated
                                         March 27, 1996, between Health America,
                                         Inc. dba Wendt-Bristol Center and DVI
                                         Capital Company relating to equipment
                                         financing. Filed as Exhibit 10.8 to the
                                         Company's Annual Report on Form 10-K
                                         for the year ended December 31, 1995
                                         and incorporated herein by reference
                                         pursuant to Rule 411(c).

                               10.9      Loan and Security Agreement, dated
                                         March 27, 1996, between American Care
                                         Center, Inc. dba Bristol House of
                                         Columbus and DVI Capital Company
                                         relating to equipment financing. Filed
                                         as Exhibit 10.9 to the Company's Annual
                                         Report on Form 10-K for the year ended
                                         December 31, 1995 and incorporated
                                         herein by reference pursuant to Rule
                                         411(c).

                               10.10     Loan and Security Agreement, dated
                                         March 27, 1996, between Ethan Allen
                                         Care Center, Inc. dba Bristol House of
                                         Springfield and DVI Capital Company
                                         relating to equipment financing. Filed
                                         as Exhibit 10.10 to the Company's
                                         Annual Report on Form 10-K for the year
                                         ended December 31, 1995 and
                                         incorporated herein by reference
                                         pursuant to Rule 411(c).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

       (a)      Documents filed as part of this Form 10-K: (Continued)

                  3. Exhibits Filed Under Item 601 of Regulation S-K. (Numbers assigned to the following correlate to those used in such Item 601) (Continued)

                              EXHIBIT
                              NUMBER                 DESCRIPTION
                              ------                 -----------

                               10.11 Asset Purchase Agreement, dated April 15, 1996, between Congress Liquors, Inc. and MHK Corp. Filed as Exhibit
                                         10.11 to the Company's Annual Report on
                                         Form 10-K for the year ended December
                                         31, 1995 and incorporated herein by
                                         reference pursuant to Rule 411(c).

                               10.11 Mortgage and security agreement dated April 1, 1996, between Wendt-Bristol Diagnostics Co. L.P. and National City Bank. Filed as Exhibit 10.11 to the Company's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference pursuant to Rule 411(c).

                               10.12 Mortgage and security agreement dated April 19, 1996 between The
                                         Wendt-Bristol Health Services
                                         Corporation and Grand Pacific Finance
                                         Corp. Filed as Exhibit 10.12 to the
                                         Company's Form 10-Q for the quarter
                                         ended June 30, 1996 and incorporated
                                         herein by reference pursuant to Rule
                                         411(c).

                               10.13 Receivables purchase and sale agreement dated May 30, 1996 between The Wendt-Bristol Company, et al, and HealthPartners Funding L.P., relating to the health care receivables securitization program. Filed as
                                         Exhibit 10.13 to the Company's Form
                                         10-Q for the quarter ended June 30,
                                         1996 and incorporated herein by
                                         reference pursuant to Rule 411(c).

                               10.14 Amendment to Receivables Purchase and Sale Agreement dated August 29, 1996 between The Wendt-Bristol Company, et al, and HealthPartners Funding L.P., relating to the health care receivables financing program. Filed as Exhibit
                                         10.14 to the Company's Form 10-Q for
                                         the quarter ended September 30, 1996
                                         and incorporated herein by reference
                                         pursuant to Rule 411(c).

                               10.15 Convertible subordinated bond, dated December 23, 1996, by and between The Wendt-Bristol Health Services
                                         Corporation and Societe Generale Bank &
                                         Trust, or registered assigns. Filed as
                                         Exhibit 1 to the Company's Form 8-K
                                         dated December 23, 1996 and
                                         incorporated herein by reference
                                         pursuant to Rule 411(c).

                               10.16 Series 1 Bond dated February 14, 1997, by and between The Wendt-Bristol Health Services Corporation and Societe Generale Bank & Trust, or registered assigns, with Schedule 1. Filed as
                                         Exhibit 1 to the Company's Form 8-K
                                         dated February 14, 1997 and
                                         incorporated herein by reference
                                         pursuant to Rule 411(c).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

       (a)      Documents filed as part of this Form 10-K: (Continued)

                  3. Exhibits Filed Under Item 601 of Regulation S-K. (Numbers assigned to the following correlate to those used in such Item 601) (Continued)

                              EXHIBIT
                              NUMBER                DESCRIPTION
                              ------                -----------

                               10.17 Series 1 Warrant dated February 14, 1997, by and between The Wendt-Bristol Health Services Corporation and Societe Generale Bank & Trust, or registered assigns, with Schedule 1. Filed as
                                         Exhibit 2 to the Company's Form 8-K
                                         dated February 14, 1997 and
                                         incorporated herein by reference
                                         pursuant to Rule 411(c).

                               21        List of Subsidiaries

                               27        EDGAR Financial Data Schedule

       (b) Reports on Form 8-K filed during last fiscal (calendar) quarter of 1996:

                  (1) Report dated December 23, 1996 relating to the sale of a subordinated convertible bond, pursuant to Regulation S of the Securities Act of 1933.

                  (2) Report dated February 14, 1997 relating to the sale of bonds and warrants, pursuant to Regulation S of the Securities Act of 1933.

                                                       SCHEDULE II

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------

            COLUMN A                    COLUMN B         COLUMN C        COLUMN D        COLUMN E
-------------------------------         --------         --------        --------        --------
                                                         ADDITIONS
                                                         ---------
                                        BALANCE AT       CHARGED TO                      BALANCE
                                        BEGINNING        COSTS AND                        AT END
                                        OF PERIOD        EXPENSES       DEDUCTIONS       OF PERIOD
                                        ---------        --------       ----------       ---------
December 31, 1996
  Reserve deducted from asset to
   which it applies:
    Allowance for doubtful trade
     accounts                        $   340,000        $  114,620    $  (a) 264,620     $ 190,000
                                      ==========        ==========    ==============     =========
  Valuation allowance for deferred
   tax assets                        $   300,000        $      -      $      100,000     $ 200,000
                                      ==========        ==========    ==============     =========
December 31, 1995
  Reserve deducted from asset to
   which it applies:
    Allowance for doubtful trade                                         (a)
     accounts                        $   250,000        $  105,528    $  (b)  15,528     $ 340,000
                                      ==========        ==========    ==============     =========
  Valuation allowance for deferred
   tax assets                        $   400,000        $      -      $      100,000     $ 300,000
                                      ==========        ==========    ==============     =========

December 31, 1994
  Reserve deducted from asset to
   which it applies:
    Allowance for doubtful trade
     accounts                        $   224,353        $  111,647    $  (a)  86,000     $ 250,000
                                      ==========        ==========    ==============     =========
  Valuation allowance for deferred
   tax assets                        $   531,480        $      -      $      131,480     $ 400,000
                                      ==========        ==========    ==============     =========

Notes:   (a)  Write-off of uncollectible amounts
         (b) Net of reserves of approximately $150,000 which are no longer connected with a financing arrangement involving the securitization of certain accounts receivable. See Note 5.

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

                                             THE WENDT-BRISTOL HEALTH SERVICES
                                             CORPORATION
                                             (Registrant)

                                             By: /s/ Sheldon A. Gold
                                                 ------------------------------
April 14, 1997                                        Sheldon A. Gold
                                                      President

                                             By: /s/ Charles R. Cicerchi
                                                 -------------------------------
April 14, 1997                                        Charles R. Cicerchi
                                                      Vice-President, Finance
                                                      and Principal Financial
                                                      and Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              SIGNATURE                                   TITLE                              DATE
              ---------                                   -----                              ----

/s/   Marvin D. Kantor                         Chairman of the Board and
------------------------                       Director                                   April 14, 1997
Marvin D. Kantor


/s/   Harold T. Kantor                         Vice Chairman of the Board                 April 14, 1997
------------------------                       and Director
Harold T. Kantor


/s/   Sheldon A. Gold                          President (Principal Executive             April 14, 1997
------------------------                       Officer) and Director
Sheldon A. Gold


/s/   Reed A. Martin                           Executive Vice President, Chief            April 14, 1997
------------------------                       Operating Officer and Director
Reed A. Martin


/s/   Paul H. Levine                           Director                                   April 14, 1997
-----------------------
Paul H. Levine


/s/   Gerald M. Penn                           Director                                   April 14, 1997
-----------------------
Gerald M. Penn