Form 10-Q
period 1997-03-31
WENDT BRISTOL HEALTH SERVICES CORP
filed 1997-05-20
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------


       For Quarter Ended March 31, 1997      Commission file number 0-11656


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

                            Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         EACH OF THE FOLLOWING CLASSES ARE REGISTERED ON THE AMERICAN STOCK EXCHANGE.

                 Class                          Outstanding at April 30, 1997
                 -----                          -----------------------------

           Common Stock, par value                        6,247,326
            $.01 per share

           Common Stock Purchase Warrants                   414,538(1)


           (1)  Upon exercise, represents 1,139,980 shares of The
                Wendt-Bristol Health Services Corporation.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
              FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1997
              ---------     ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------




                                    I N D E X



Part I                                                                Page No.
------                                                                --------

Financial Statements:

           Consolidated Balance Sheets - December 31, 1996  and
           March 31, 1997 (Unaudited)                                      3-4

           Consolidated Statements of Operations (Unaudited)
           Three Months Ended March 31, 1997 and 1996                       5

           Consolidated Statements of Cash Flow (Unaudited)
           Three Months Ended March 31, 1997 and 1996                      6-7

           Notes to Consolidated Financial Statements                      8-11

           Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      12-13



Part II
-------
           Signatures                                                       14


Exhibits:
           Exhibit 27 EDGAR Financial Data Schedule                         15

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
              FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1997
              ---------     ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   AS AT MARCH 31, 1997 AND DECEMBER 31, 1996

                                     ASSETS


                                                            March 31         December 31
                                                              1997              1996
                                                           ------------     -------------
                                                           (Unaudited)
Current assets:
   Cash                                                    $  1,144,581      $    890,670
                                                           ------------      ------------

   Restricted cash                                              509,395           381,025
                                                           ------------      ------------

   Receivables:
       Trade, net of allowance for doubtful
          accounts of $175,000 (March)
          and $190,000 (December)                             3,068,704         2,014,403
   Notes receivable                                             127,030           120,613
   Miscellaneous                                                857,436           890,655
                                                           ------------      ------------
                                                              4,053,170         3,025,671
                                                           ------------      ------------

   Inventories                                                  491,504           482,930
   Prepaid expenses and other                                   298,569           250,947
                                                           ------------      ------------
       Total current assets                                   6,497,219         5,031,243
                                                           ------------      ------------

Property, plant and equipment, at cost                       20,994,764        20,880,293
   Less: Accumulated depreciation and
       amortization                                          (6,368,665)       (6,135,704)
                                                           ------------      ------------
                                                             14,626,099        14,744,589
                                                           ------------      ------------
Investments and other assets:
   Notes and other receivables, net of current portion          350,203           359,007
   Notes receivable from officers, employees and
      related parties, net of amounts payable                   974,302           993,580
   Life insurance premiums receivable                           895,970           865,299
   Investment in unconsolidated affiliates                      532,558                --
   Excess of cost over assets of businesses
      and subsidiaries acquired, less amortization              616,153           621,629
   Deferred charges                                             996,951           956,795
   Other assets                                                 353,424           345,963
                                                           ------------      ------------
       Total investments and other assets                     4,719,561         4,142,273
                                                           ------------      ------------

                                                           $ 25,842,879      $ 23,918,105
                                                           ============      ============



                                   (Continued)


The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1997
                ---------    ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

                   AS AT MARCH 31, 1997 AND DECEMBER 31, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          March 31         December 31
                                                            1997               1996
                                                       ------------      ------------
                                                        (Unaudited)
Current liabilities:
       Notes payable - officer                         $     75,000      $     55,000
       Securitization program advances                           --           392,287
       Accounts payable                                   2,878,321         2,729,021
       Accrued expenses and other liabilities:
            Salaries and wages                              425,259           482,134
            Workers' compensation                           164,966           380,502
            Taxes, other than federal income taxes          706,965           726,106
            Interest                                         73,395           118,640
            Stock purchase agreement payable                     --           325,000
            Other                                           596,478           841,643
       Long-term obligations classified as current          713,238           750,758
                                                       ------------      ------------
            Total current liabilities                     5,633,622         6,801,091
                                                       ------------      ------------

Long-term obligations, less amounts classified
       as current                                        15,204,576        12,080,856
                                                       ------------      ------------

            Total liabilities                            20,838,198        18,881,947
                                                       ------------      ------------

Minority interests                                          201,615           294,128
                                                       ------------      ------------

Stockholders' equity:
       Common stock: $.01 par;
            authorized: 12,000,000 shares
            issued: 8,243,480 shares                         82,435            82,435
       Capital in excess of par                          10,240,480        10,238,750
       Retained earnings (deficit)                       (3,067,518)       (3,119,096)
                                                       ------------      ------------
                                                          7,255,397         7,202,089
       Treasury stock, at cost, 2,001,154 (March)
            and 2,007,460 shares (December)              (2,452,331)       (2,460,059)
                                                       ------------      ------------
                 Total stockholders' equity               4,803,066         4,742,030
                                                       ------------      ------------

                                                       $ 25,842,879      $ 23,918,105
                                                       ============      ============

The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                     FORM 10-Q THE-QUARTER ENDED MARCH 31, 1997
                     ------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)


                                                           Three Months Ended March 31
                                                          -----------------------------
                                                                1997            1996
                                                          ------------      -----------
Revenues:
       Net sales                                           $   683,979      $   707,977
       Service income                                        4,511,550        4,613,177
                                                           -----------      -----------
                                                             5,195,529        5,321,154
                                                           -----------      -----------
Costs and expenses:
       Cost of sales                                           503,134          495,679
       Selling, general and administrative
            expenses, net                                    4,140,943        4,298,241
                                                           -----------      -----------
                                                             4,644,077        4,793,920
                                                           -----------      -----------

Operating income before depreciation                           551,452          527,234

Depreciation                                                   232,961          229,812
                                                           -----------      -----------

Operating income                                               318,491          297,422
                                                           -----------      -----------

Other income (expense):
       Minority interests in earnings of consolidated
            affiliates, net of tax                             (51,329)         (25,052)
       Equity in earnings of unconsolidated affiliates          87,558               --
       Interest expense                                       (314,046)        (212,209)
       Other, net                                               17,304           29,355
                                                           -----------      -----------
                                                              (260,513)        (207,906)
                                                           -----------      -----------

Income before income taxes                                      57,978           89,516

Income tax expense                                              (6,400)          (6,414)
                                                           -----------      -----------

Net income                                                 $    51,578      $    83,102
                                                           ===========      ===========




Income per common share                                    $      0.01      $      0.01
                                                           ===========      ===========

Weighted average shares outstanding                          6,236,510        5,720,830
                                                           ===========      ===========





The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q      FOR THE QUARTER ENDED MARCH 31, 1997
               ---------      -------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)

                                                                     Three Months Ended March 31
                                                                     ----------------------------
                                                                          1997            1996
                                                                     -----------      -----------

Cash flows from operating activities:
  Net income                                                         $    51,578      $    83,102
                                                                     -----------      -----------
  Adjustments required to reconcile net income
     to net cash provided by operating activities:
        Amortization, depreciation and other, net                        238,437          235,216
        Provision for losses on notes and accounts receivable             34,734           19,228
        Minority interest in earnings of consolidated affiliates          51,329           25,052
        Equity in net earnings of unconsolidated affiliates              (87,558)              --
        Changes in assets and liabilities:
          Receivables
               Sale (purchase) of receivables                           (607,229)              --
               Other changes                                            (448,587)         183,441
          Merchandise inventories                                         (8,574)         (20,541)
          Prepaid expenses and other current assets                      (38,164)          18,744
          Accounts payable                                               149,300         (162,966)
          Accrued expenses and other liabilities                        (906,962)        (702,052)
          Federal income taxes payable                                        --          (22,609)
          Deferred charges and other                                     (47,617)         (35,946)
                                                                     -----------      -----------
     Total adjustments                                                (1,670,891)        (462,433)
                                                                     -----------      -----------
Net cash used in operating activities                                 (1,619,313)        (379,331)
                                                                     -----------      -----------

Cash flows from investing activities:
     (Increase) decrease in notes receivable                               2,387          (25,958)
     Investment in unconsolidated affiliates                            (445,000)              --
     Disbursements to related parties
       and former affiliates, net                                        (11,393)         (69,898)
     Deposits to restricted cash                                        (128,370)          (1,945)
     Capital expenditures                                                (64,971)         (68,604)
                                                                     -----------      -----------
Net cash used in investing activities                                   (647,347)        (166,405)
                                                                     -----------      -----------

Cash flows from financing activities:
     Distributions to limited partners, net                             (143,842)              --
     Proceeds from officer obligation                                     90,000               --
     Principal payments of officer obligation                            (70,000)              --
     Principal payments of long-term obligations                        (518,234)        (326,488)
     Proceeds from long-term obligations                               3,554,934        1,044,238
Net payments to securitization program                                  (392,287)              --
                                                                     -----------      -----------
Net cash provided by financing activities                              2,520,571          717,750
                                                                     -----------      -----------

Net increase in cash                                                     253,911          172,014

Cash at beginning of period                                              890,670           35,825
                                                                     -----------      -----------
Cash at end of period                                                $ 1,144,581      $   207,839
                                                                     ===========      ===========

                                   (Continued)

The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1997
               ---------    -------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)





                                                                Three Months Ended March 31
                                                                ----------------------------
                                                                    1997            1996
                                                                ----------      ------------

Cash paid during the three months for:
   Interest, net of interest income                               $359,291       $224,747
   Income taxes                                                   $  -0-         $ 28,000

Supplemental disclosures of noncash
investing and financing activity:

 A partnership, of which the Company is the managing general partner purchased equipment which was financed by entering
 into installment finance agreements
   Increase in equipment cost, net                                $ 49,500       $ 69,509
   Increase in long-term obligations                               (49,500)       (69,509)















The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1997
               ---------     -------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  MANAGEMENT'S REPRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal adjustments and recurring accruals) necessary to present fairly The Wendt-Bristol Health Services Corporation ("Wendt-Bristol" or "Company") and subsidiaries consolidated financial position as at March 31, 1997 and December 31, 1996 and the consolidated results of its operations for the three months ended March 31, 1997 and 1996 as well as the cash flows for the respective three months. The results of operations for any interim period are not necessarily indicative of results for the full year. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THE WENDT-BRISTOL ANNUAL REPORT FILED AS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, WHICH IS HEREBY INCORPORATED BY REFERENCE.


2.  INCOME TAXES

         The Company utilizes the provisions of SFAS No. 109, which requires the use of the liability method of accounting for deferred income taxes. As a result, the Company has recognized a deferred tax liability, a deferred tax asset and a valuation allowance against the deferred tax assets. A summary of the December 31, 1996 attributes is as follows:

                   Deferred tax assets              $1,953,000
                     Less:  valuation allowance        200,000
                                                    ----------
                                                     1,753,000

                   Deferred tax liabilities          1,499,300
                                                    ----------
                   Net deferred tax asset             $253,700
                                                    ==========

         During 1997, the Company does not expect to incur any current Federal tax liability since it will be able to utilize net operating loss carry forwards to reduce taxable income to zero.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1997
                ---------     -------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  INCOME TAXES (CONTINUED)

         State and local taxes are summarized as follows:


                                       Three months ended March 31,
                                       ----------------------------

                                           1997           1996
                                           ----           ----
          State and local taxes:
            Current expense               $6,400          $6,414
                                          ======          ======


3.  STOCKHOLDERS' EQUITY

         At March 31, 1997 there were 414,538 Common Stock purchase warrants outstanding, exercisable at $3.75 per warrant. Each warrant, upon exercise, provides two and three quarters (2 3/4) shares of the Company's common stock and a Series II warrant (issuable upon completion of appropriate Securities and Exchange Commission filings) exercisable for two shares at $3.00/share. The Warrants' expiration dates, as amended by the Board of Directors in April 1997, are May 1, 1998 for the initial Warrant and May 1, 1999 for the Series II Warrants. See Note 5A. concerning warrants issued pursuant to Regulation S of the Securities Act of 1933. There were no warrants exercised during the three months ended March 31, 1997.

         Earnings per share were computed using the weighted average number of shares outstanding (net of Treasury shares) during each period. The common stock equivalents (warrants and options) are anti-dilutive, thereby yielding similar primary and fully diluted per share amounts.

         In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" was issued, which changes the methodology for calculating earnings per share. Implementation of SFAS 128 is required for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. Early adoption of SFAS 128 would have had no effect on earnings per share for the three months ended March 31, 1997.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1997
                ---------    ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.  NEW VENTURE

         During December, 1996, an 83.3% owned subsidiary of the Company formed an Ohio limited liability company. The subsidiary acquired a 50% interest through a capital contribution of $325,000 in January 1997. The new entity closed, in January 1997, on the acquisition of operating assets, including an open field magnetic resonance imaging device. Operations began in January, 1997 and the operating results are included in the statement of operations under the caption "Equity in earnings of unconsolidated affiliates". The Company is managing the facility.

         As a result of limited liability companies being taxed as partnerships for Federal income tax purposes, there is no tax provided for its earnings. See Note 2. Income Taxes.


5.  FINANCING TRANSACTIONS

  A. On February 14, 1997, the Company issued thirty-three (33) bonds, designated as Series No. 1 Bonds, totaling five million Swiss francs, due February 14, 2002, to European investors. The Company received $3,416,934 for the conversion of the proceeds of these Bonds. The Bonds provide for quarterly interest payments which commenced on March 31, 1997 at a rate of 5% per annum. The Bonds and interest are payable in Swiss francs, and as a result, the Company is hedging the currency risk by entering into future contracts. The Bond holders were issued Series No. 1 warrants to purchase an aggregate of 300,000 shares of common stock of the Company at $2.00 per share exercisable after March 25, 1997 and before February 15, 2002 to warrant holders outside the U.S. Both the Series No. 1 Bonds and the Series No. 1 Warrants were issued pursuant to Regulation S of the Securities Act of 1933. Proceeds have been used to liquidate its accounts receivable securitization program, expansion in the diagnostic and radiology ventures and general working capital requirements.

  B. On March 14, 1997, the Company terminated its accounts receivable securitization program and repaid advances which totaled $1,461,633.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1997
                ---------    ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.  SUBSEQUENT EVENTS

  A. In April, 1997, an 83.3% owned subsidiary of the Company acquired a 22.5% interest in an Ohio limited liability company which will operate a radiation therapy practice. The new venture has entered into a two year lease agreement which includes a mandatory purchase of the building for $1,400,000. The Company will manage the facility.

  B. Effective mid April 1997, management decided to cease operations of a significant portion of its home health care agency in order to eliminate unprofitable portions of the business. Management anticipates a positive impact to the full year 1997 operating results as a result of the second quarter implementation of this decision.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1997
                ---------    ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE:  REFERENCE SHOULD BE MADE TO THE NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS HEREIN.


FINANCIAL CONDITION

Management believes that 1997 will produce more favorable results than 1996 due to the elimination of a significant portion of the unprofitable home health care agency as well as increases in census and rates achieved in its skilled nursing facilities and other significant non-continuing costs. Furthermore, the issuance of stock in late 1996 along with the issuance of long-term bonds in the first quarter of 1997 will allow the Company to reduce its costs of borrowing and achieve cost savings through an improved availability of funds for operations. The financing also allows the Company to expand its profitable operations through selective ventures with non-related third parties, such as the newly-formed limited liability companies.

Working capital increased approximately $2,633,000 during the three months ended March 31, 1997, due mostly from the issuance of $3,417,000 of long-term bonds (see Note 5A herein). Current assets increased approximately $1,466,000, due mostly from increases in cash ($254,000), restricted cash ($128,000), and accounts receivable ($1,054,000). The increase in cash is attributable to the funds from the issuance of the long-term bonds while the increase in restricted cash is mostly due to funds on deposit in a margin account related to a currency hedging strategy employed by the Company. The increase in accounts receivable is a direct result of the company terminating its accounts receivable securitization program in March, 1997 and buying back all of the accounts receivable that were previously sold. Current liabilities decreased approximately $1,167,000, due primarily from reductions in securitization program advances ($392,000), accrued workers' compensation ($216,000), stock purchase agreement payable ($325,000), and accrued expenses other ($245,000) offset by an increase in accounts payable ($149,000). The issuance of the long-term bonds allowed the Company to terminate the accounts receivable securitization program and significantly reduce the amount of current liabilities, while also allowing for the investments in the newly-formed limited liability companies.


LIQUIDITY AND CAPITAL RESOURCES

The Company continued to improve its liquidity position in the first quarter by issuing long-term 5% bonds pursuant to Regulation S of the Securities Act of 1933 to a group of European investors (see Note 5A herein). The Company received approximately $3,417,000, of which approximately $1,462,000 was used to repay advances from the higher interest cost accounts receivable securitization program. The remaining funds will be used for general working capital requirements and expansion into new ventures in the diagnostic and radiology fields (see Notes 4 and 6).

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1997
                ---------    ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company and its subsidiaries, limited partnership, and newly-formed limited liability companies, have committed to certain equipment upgrades or acquisitions that will be financed either through the current equipment financing relationship or through vendor programs. The cost of such equipment currently on order is approximately $1,000,000.

Management further believes the present resources available and anticipated through profitable operations will meet anticipated requirements for financing the operations and growth of the business. There are no further material commitments for capital expenditures.

RESULTS OF OPERATIONS 1997 - 1996

Consolidated revenues from operations for the three months ended March 31, 1997 decreased approximately $126,000 or 2.4% from the same period in 1996. Net sales decreased $24,000 or 3.4% while service revenues declined $102,000 or 2.2%. Most of the decline in service revenues was attributable to a decreased number of visits in the home health care agency and lower patient census at the nursing homes.

Cost of sales increased approximately $7,000 for the three months ended March 31, 1997 over the same period in 1996. Gross margin declined to 26.4% in 1997 from 30.0% in 1996 primarily due to increased competition in the retail pharmacy division.

Selling, general and administrative expenses decreased approximately $157,000 or 3.7% for the quarter ended March 31, 1997 as compared to the same period in 1996. The decrease is mostly due to decreased visits in the home health agency and lower costs in the nursing homes due to lower occupancy levels.

Operating income increased approximately $21,000 or 7.1% for the first quarter of 1997 as compared to the same period in 1996. Declines in revenues in the first quarter of 1997 were more than offset by corresponding decreases in selling, general and administrative expenses.

Interest expense for the three months ended March 31, 1997 increased approximately $102,000 over the same period in 1996. In 1996, the Company did not have a working capital line of credit in place and therefore interest expense was related to equipment and mortgages. The 1997 amount includes the accounts receivable securitization program interest through the middle of March and the interest attributable to the convertible subordinated and Series 1 bonds.

The equity in earnings of unconsolidated affiliates was approximately $88,000 in 1997. This represents the Company's portion of its earnings in the limited liability entity which commenced operations in January, 1997 (see Note 4).

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1997
                ---------    ------------------------------------

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  27 - EDGAR Financial Data Schedule

         (b)  Reports on Form 8-K

                  Report dated February 14, 1997, relating to the sale of bonds and warrants, pursuant to Regulation S of the Securities Act of 1933.

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


                          THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                          ---------------------------------------------
                          (Registrant)


         May 19, 1997                 By:   /s/ Sheldon A. Gold
                                           --------------------
                                           Sheldon A. Gold
                                           President
                                           (Principal Executive Officer)


         May 19, 1997                 By:   /s/ Charles R. Cicerchi
                                           ------------------------
                                           Charles R. Cicerchi
                                           Vice-President, Finance
                                           (Principal Financial and
                                           Accounting Officer)