Form 10-Q
period 1997-06-30
WENDT BRISTOL HEALTH SERVICES CORP
filed 1997-08-14
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------


For Quarter Ended June 30, 1997                  Commission file number 0-11656


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

                           Yes  X         No
                               ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

EACH OF THE FOLLOWING CLASSES ARE REGISTERED ON THE AMERICAN STOCK EXCHANGE.

                  Class                              Outstanding at July 31, 1997
                  -----                              ----------------------------
         Common Stock, par value                               6,247,326
           $.01 per share

         Common Stock Purchase Warrants                          414,538(1)

         (1)  Upon exercise, represents 1,139,980 shares of The
              Wendt-Bristol Health Services Corporation.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q   FOR THE QUARTER ENDED JUNE 30, 1997
                 -----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------


                                    I N D E X

Part I                                                                  Page No.
------                                                                  --------
Financial Statements:

     Consolidated Balance Sheets - December 31, 1996  and
     June 30, 1997 (Unaudited)                                             3-4

     Consolidated Statements of Operations (Unaudited)
     Three and Six Months Ended June 30, 1997 and 1996                      5

     Consolidated Statements of Cash Flow (Unaudited)
     Three and Six Months Ended June 30, 1997 and 1996                     6-7

     Notes to Consolidated Financial Statements                            8-11

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            12-14


Part II
-------
     Signatures                                                             15

Exhibits:
     Exhibit 27 EDGAR Financial Data Schedule                               16

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q   FOR THE QUARTER ENDED JUNE 30, 1997
                 -----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   AS AT JUNE 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS

                                                            June 30           December 31
                                                              1997                1996
                                                          -----------         -----------
                                                          (Unaudited)
Current assets:
       Cash                                               $ 1,001,148         $   890,670
                                                          -----------         -----------
       Restricted cash                                        510,282             381,025
                                                          -----------         -----------

       Receivables:
            Trade, net of allowance for doubtful
                 accounts of $179,000 (June) and
                 $190,000 (December)                        2,847,394           2,014,403
            Notes receivable                                  291,586             120,613
            Miscellaneous                                     990,355             890,655
                                                          -----------         -----------
                                                            4,129,335           3,025,671
                                                          -----------         -----------

       Inventories                                            390,156             482,930
       Prepaid expenses and other                             263,446             250,947
                                                          -----------         -----------
                 Total current assets                       6,294,367           5,031,243
                                                          -----------         -----------

       Property, plant and equipment, at cost              21,468,755          20,880,293
            Less: Accumulated depreciation and
                 amortization                              (6,367,954)         (6,135,704)
                                                          -----------         -----------
                                                           15,100,801          14,744,589
                                                          -----------         -----------
       Investments and other assets:
            Notes and other receivables, net of current
                 portion                                      341,249             359,007
            Notes receivable from officers, employees
                 and related parties, net of amounts
                 payable                                      956,434             993,580
            Life insurance premiums receivable                926,641             865,299
            Investment in unconsolidated affiliates
                 (Note 4)                                     591,403                --
            Excess of cost over assets of businesses
                 and subsidiaries acquired, less
                 amortization                                 580,595             621,629
            Deferred charges                                1,024,991             956,795
            Other assets                                      348,783             345,963
                                                          -----------         -----------
                 Total investments and other assets         4,770,096           4,142,273
                                                          -----------         -----------

                                                          $26,165,264         $23,918,105
                                                          ===========         ===========

                                  (Continued)

The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q   FOR THE QUARTER ENDED JUNE 30, 1997
                 -----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Continued)

                   AS AT JUNE 30, 1997 AND DECEMBER 31, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            June 30           December 31
                                                              1997                1996
                                                          -----------         -----------
                                                          (Unaudited)
Current liabilities:
       Notes payable - officer                            $    30,000         $    55,000
       Securitization program advances                           --               392,287
       Accounts payable                                     2,855,843           2,729,021
       Accrued expenses and other liabilities:
            Salaries and wages                                453,387             482,134
            Workers' compensation                             197,259             380,502
            Taxes, other than federal income taxes            536,107             726,106
            Interest                                          166,408             118,640
            Stock purchase agreement payable                     --               325,000
            Other                                             407,815             841,643
       Long-term obligations classified as current            827,669             750,758
                                                          -----------         -----------
            Total current liabilities                       5,474,488           6,801,091
                                                          -----------         -----------

Long-term obligations, less amounts classified
       as current                                          15,596,441          12,080,856
                                                          -----------         -----------

            Total liabilities                              21,070,929          18,881,947
                                                          -----------         -----------

Minority interests                                            181,748             294,128
                                                          -----------         -----------

Stockholders' equity:
       Common stock: $.01 par;
            authorized: 12,000,000 shares
            issued: 8,248,480 shares                           82,485              82,435
       Capital in excess of par                            10,244,805          10,238,750
       Retained earnings (deficit)                         (2,962,372)         (3,119,096)
                                                          -----------         -----------
                                                            7,364,918           7,202,089
       Treasury stock, at cost, 2,001,154 (June)
            and 2,007,460 shares (December)                (2,452,331)         (2,460,059)
                                                          -----------         -----------
                 Total stockholders' equity                 4,912,587           4,742,030
                                                          -----------         -----------

                                                          $26,165,264         $23,918,105
                                                          ===========         ===========

The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q   FOR THE QUARTER ENDED JUNE 30, 1997
                 -----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (UNAUDITED)

                                                           Six Months Ended                      Three Months Ended
                                                                June 30                                June 30
                                                    -------------------------------         -----------------------------
                                                        1997                1996               1997               1996
                                                    -----------         -----------         ----------         ----------
Revenues:
     Net sales                                      $ 1,420,408         $ 1,376,041         $  736,429         $  668,064
     Service income                                   9,052,493           9,368,282          4,540,943          4,755,105
                                                    -----------         -----------         ----------         ----------
                                                     10,472,901          10,744,323          5,277,372          5,423,169
                                                    -----------         -----------         ----------         ----------
Costs and expenses:
     Cost of sales                                    1,063,273             980,369            560,139            484,690
     Selling, general and administrative
         expenses, net                                8,269,707           8,578,313          4,128,764          4,280,072
                                                    -----------         -----------         ----------         ----------
                                                      9,332,980           9,558,682          4,688,903          4,764,762
                                                    -----------         -----------         ----------         ----------

Operating income before depreciation                  1,139,921           1,185,641            588,469            658,407

Depreciation                                            513,053             463,524            280,092            233,712
                                                    -----------         -----------         ----------         ----------

Operating income                                        626,868             722,117            308,377            424,695
                                                    -----------         -----------         ----------         ----------

Other income (expense):
     Minority interests in earnings of
         consolidated affiliates, net of tax            (31,462)           (107,811)            19,867            (82,759)
     Equity in earnings of
         unconsolidated affiliates (Note 4)             134,103                  --             46,545                 --
     Interest expense                                  (613,341)           (485,057)          (299,295)          (272,848)
     Other, net                                          52,256              31,850             34,952              2,495
                                                    -----------         -----------         ----------         ----------
                                                       (458,444)           (561,018)          (197,931)          (353,112)
                                                    -----------         -----------         ----------         ----------

Income before income taxes                              168,424             161,099            110,446             71,583

Income tax expense                                      (11,700)            (15,671)            (5,300)            (9,257)
                                                    -----------         -----------         ----------         ----------

Net income                                          $   156,724         $   145,428         $  105,146         $   62,326
                                                    ===========         ===========         ==========         ==========



Income per common share                             $      0.03         $      0.03         $     0.02         $     0.01
                                                    ===========         ===========         ==========         ==========

Weighted average shares outstanding                   6,241,865           5,728,425          6,247,161          5,736,020
                                                    ===========         ===========         ==========         ==========

The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q   FOR THE QUARTER ENDED JUNE 30, 1997
                 -----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (UNAUDITED)

                                                                                Six Months Ended June 30
                                                                            -------------------------------
                                                                                1997                1996
                                                                            -----------         -----------
Cash flows from operating activities:
     Net income                                                             $   156,724         $   145,428
                                                                            -----------         -----------
     Adjustments required to reconcile net income
         to net cash provided by operating activities:
            Amortization, depreciation and other, net                           554,087             473,056
            Provision for losses on notes and accounts receivable                68,763              64,217
            Gain on sale of assets                                              (18,621)               --
            Minority interest in earnings of consolidated affiliates             31,462             107,811
            Equity in net earnings of unconsolidated affiliates                (134,103)               --
            Changes in assets and liabilities:
                Receivables
                     Sale (purchase) of receivables                            (607,229)            970,550
                     Other changes                                             (394,225)            164,549
                Merchandise inventories                                          92,774             (30,913)
                Prepaid expenses and other current assets                        (3,041)             67,946
                Accounts payable                                                126,822            (610,616)
                Accrued expenses and other liabilities                       (1,113,049)         (1,226,722)
                Federal income taxes payable                                       --              (100,000)
                Deferred charges and other                                      (70,219)           (229,614)
                                                                            -----------         -----------
     Total adjustments                                                       (1,466,579)           (349,736)
                                                                            -----------         -----------
Net cash used in operating activities                                        (1,309,855)           (204,308)
                                                                            -----------         -----------

Cash flows from investing activities:
     Proceeds from the sale of assets                                            40,000                --
     (Increase) decrease in notes receivable                                   (153,215)             14,008
     Investment in unconsolidated affiliates                                   (457,300)               --
     Disbursements to related parties
         and former affiliates, net                                             (24,196)           (224,353)
     Deposits to restricted cash                                               (129,257)            (49,738)
     Capital expenditures                                                      (151,023)           (275,880)
                                                                            -----------         -----------
Net cash used in investing activities                                          (874,991)           (535,963)
                                                                            -----------         -----------

Cash flows from financing activities:
     Purchase of common stock of subsidiary                                        --                (3,000)
     Distributions to limited partners, net                                    (143,842)               --
     Proceeds from officer obligation                                            90,000                --
     Principal payments of officer obligation                                  (115,000)               --
     Proceeds fromstock options exercised                                         4,375                --
     Principal payments of long-term obligations                               (702,856)           (672,277)
     Proceeds from long-term obligations                                      3,554,934           1,543,453
     Net payments to securitization program                                    (392,287)               --
                                                                            -----------         -----------
Net cash provided by financing activities                                     2,295,324             868,176
                                                                            -----------         -----------

Net increase in cash                                                            110,478             127,905

Cash at beginning of period                                                     890,670              35,825
                                                                            -----------         -----------
Cash at end of period                                                       $ 1,001,148         $   163,730
                                                                            ===========         ===========

                                  (Continued)

The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q   FOR THE QUARTER ENDED JUNE 30, 1997
                 -----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (UNAUDITED)

                                                                                         Six Months Ended June 30
                                                                                        --------------------------
                                                                                           1997             1996
                                                                                        ---------         --------
Cash paid during the six months for:
     Interest, net of interest income                                                   $ 565,573         $489,270
     Income taxes                                                                       $  12,450         $108,391

Supplemental disclosures of noncash investing and financing activity:

     A partnership, of which the Company is the managing general partner purchased equipment which was financed by entering into installment finance agreements
         Increase in equipment cost, net                                                $ 740,418         $ 69,509
         Increase in long-term obligations                                               (740,418)         (69,509)

The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q   FOR THE QUARTER ENDED JUNE 30, 1997
                 -----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  MANAGEMENT'S REPRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal adjustments and recurring accruals) necessary to present fairly The Wendt-Bristol Health Services Corporation ("Wendt-Bristol" or "Company") and subsidiaries consolidated financial position as at June 30, 1997 and December 31, 1996 and the consolidated results of its operations for the three and six months ended June 30, 1997 and 1996 as well as the cash flows for the respective six months. The results of operations for any interim period are not necessarily indicative of results for the full year. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THE WENDT-BRISTOL ANNUAL REPORT FILED AS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, WHICH IS HEREBY INCORPORATED BY REFERENCE.


2.  INCOME TAXES

         The Company utilizes the provisions of SFAS No. 109, which requires the use of the liability method of accounting for deferred income taxes. As a result, the Company has recognized a deferred tax liability, a deferred tax asset and a valuation allowance against the deferred tax assets. A summary of the December 31, 1996 attributes is as follows:

                  Deferred tax assets               $1,953,000
                    Less:  valuation allowance         200,000
                                                    ----------
                                                     1,753,000
                                                    ----------
                  Deferred tax liabilities           1,499,300
                                                    ----------

                  Net deferred tax asset            $  253,700
                                                    ==========

         During 1997, the Company does not expect to incur any current Federal tax liability since it will be able to utilize net operating loss carry forwards to reduce taxable income to zero.

(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q   FOR THE QUARTER ENDED JUNE 30, 1997
                 -----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  INCOME TAXES (CONTINUED)

         State and local taxes are summarized as follows:

                                      Six months ended June 30,              Three months ended June 30,
                                      -------------------------              ---------------------------
                                       1997              1996                  1997                1996
                                       ----              ----                  ----                ----
         State and local taxes:
           Current expense            $11,700           $15,671              $ 6,400              $6,414
                                      =======           =======              =======              ======


3.  STOCKHOLDERS' EQUITY

         At June 30, 1997 there were 414,538 Common Stock purchase warrants outstanding, exercisable at $3.75 per warrant. Each warrant, upon exercise, provides two and three quarters (2-3/4) shares of the Company's common stock and a Series II warrant (issuable upon completion of appropriate Securities and Exchange Commission filings) exercisable for two shares at $3.00/share. The Warrants' expiration dates, as amended by the Board of Directors in April 1997, are May 1, 1998 for the initial Warrant and May 1, 1999 for the Series II Warrants. There were no warrants exercised during the six or three months ended June 30, 1997.

         Earnings per share were computed using the weighted average number of shares outstanding (net of Treasury shares) during each period. The common stock equivalents (warrants and options) are anti-dilutive, thereby yielding similar primary and fully diluted per share amounts.

         In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" was issued, which changes the methodology for calculating earnings per share. Implementation of SFAS 128 is required for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. Early adoption of SFAS 128 would have had no effect on earnings per share for the six or three months ended June 30, 1997.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q   FOR THE QUARTER ENDED JUNE 30, 1997
                 -----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.  NEW VENTURES

  A. During December, 1996, an 83.3% owned subsidiary of the Company formed an Ohio limited liability company. The subsidiary acquired a 50% interest through a capital contribution of $325,000 in January 1997. The new entity closed, in January 1997, on the acquisition of operating assets, including an open field magnetic resonance imaging device. Operations began in January, 1997 and the operating results are included in the statement of operations under the caption "Equity in earnings of unconsolidated affiliates". The Company is managing the facility.

  B. In April, 1997, an 83.3% owned subsidiary of the Company acquired a 22.5% interest in an Ohio limited liability company which will operate a radiation therapy practice. The new venture has entered into a two year lease agreement which includes a mandatory purchase of the building for $1,400,000. The Company will manage the facility.

         Unaudited financial information of affiliates which are accounted for by the equity method is summarized below:

         BALANCE SHEET
                                                 June 30,1997
                                                 ------------
         Current assets                           $  579,537
         Property, plant and equipment
           net of accumulated depreciation           919,858
         Other non-current assets                    271,128
                                                  ----------
         Total assets                             $1,770,523
                                                  ==========

         Liabilities                              $  642,716
         Equity                                    1,127,807
                                                  ----------
         Total liabilities and Equity             $1,770,523
                                                  ==========

         STATEMENT OF OPERATIONS
                                                 Six months ended
                                                  June 30, 1997
                                                 ----------------
         Service income                             $675,547
         Net income                                  268,206


         As a result of limited liability companies being taxed as partnerships for Federal income tax purposes, there is no tax provided for its earnings. See Note 2. Income Taxes.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q   FOR THE QUARTER ENDED JUNE 30, 1997
                 -----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.  OTHER

  A. Effective mid April 1997, management decided to cease operations of a significant portion of its home health care agency in order to eliminate unprofitable portions of the business. Management anticipates a positive impact to the full year 1997 operating results as a result of the second quarter implementation of this decision.

  B. On June 21, 1997, the Company closed one of its retail pharmacy locations, selling certain of its assets to a retail competitor. The closing of the pharmacy reduces the total number of retail pharmacies operated by the Company from three to two.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q   FOR THE QUARTER ENDED JUNE 30, 1997
                 -----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE:  REFERENCE SHOULD BE MADE TO THE NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS HEREIN.


FINANCIAL CONDITION

Management believes that 1997 will produce more favorable results than 1996 due to the elimination of a significant portion of the unprofitable home health care agency and other significant non-continuing costs. Furthermore, the issuance of stock in late 1996 along with the issuance of long-term bonds in the first quarter of 1997 will allow the Company to reduce its costs of borrowing and achieve cost savings through an improved availability of funds for operations. The financing also allows the Company to expand its profitable operations through selective ventures with non-related third parties, such as the newly-formed limited liability companies. The improving profitability during 1997 is a forward-looking statement that is subject to change as a result of occupancy and utilization rates, third-party reimbursement rates, market conditions, and changes in the overall health care industry.

Working capital increased approximately $2,590,000 during the six months ended June 30, 1997, due mostly from the issuance of $3,417,000 of long-term bonds in February, 1997. Current assets increased approximately $1,263,000, due mostly from increases in cash ($110,000), restricted cash ($129,000), notes receivable ($171,000), and accounts receivable ($833,000). The increase in cash is attributable to the remainder of the funds from the issuance of the long-term bonds while the increase in restricted cash is mostly due to funds on deposit in a margin account related to a currency hedging strategy employed by the Company. The majority of the increase in notes receivable is due to the issuance of a short-term note to an affiliated limited liability company. The increase in accounts receivable is a direct result of the Company terminating its accounts securitization program in March, 1997 and buying back all of the accounts receivable that were previously sold. Current liabilities decreased approximately $1,327,000, due primarily from reductions in securitization program advances ($392,000), accrued workers' compensation ($183,000), taxes other than federal income tax ($190,000), stock purchase agreement payable ($325,000), and accrued expenses other ($434,000). The issuance of the long-term bonds allowed the Company to terminate the accounts receivable securitization program and significantly reduce the amount of current liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to improve its liquidity position in the first half of 1997 by issuing long-term 5% bonds pursuant to Regulation S of the Securities Act of 1933 to a group of European investors in February, 1997. The Company received approximately $3,417,000, of which approximately $1,462,000 was used to repay advances from the accounts receivable securitization program. The remaining funds will be used for general working capital requirements and expansion into new ventures in the diagnostic and radiology fields.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q   FOR THE QUARTER ENDED JUNE 30, 1997
                 -----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company and its subsidiaries, limited partnership, and newly-formed limited liability companies, have committed to certain equipment upgrades or acquisitions that will be financed either through the current equipment financing relationship or through vendor programs. The cost of such equipment currently on order is approximately $3,300,000.

Management further believes the present resources available and anticipated through profitable operations will meet anticipated requirements for operations of the business. There are no further material commitments for capital expenditures.

RESULTS OF OPERATIONS 1997 - 1996

Consolidated revenues from operations for the six months ended June 30, 1997 decreased approximately $271,000 or 2.5% while revenues for the three months ended June 30, 1997 decreased approximately $146,000 or 2.7% from 1996. Net sales increased approximately $44,000 or 3.2% for the six months and increased $68,000 or 10.2% for the three months ended June 30, 1997 as compared to the same periods in 1996. Service revenues decreased approximately $316,000 or 3.4% for the six months and $214,000 or 4.5% for the three months over the same periods in 1996, mostly attributable to lower patient census at the nursing homes and a decline in visits and revenues in the Home Care subsidiary which ceased operations in April 1997 (see Note 5A).

Cost of sales increased approximately $83,000 or 8.5% for the six months and $75,000 or 15.6% for the three months ended June 30, 1997 as compared to the corresponding periods in 1996. Gross margin for the six months ended June 30, 1997 declined to 25.1% compared to 28.8% for the same period in 1996, attributable to new competition in the retail pharmacy division and price reductions in the second quarter at the location that closed (see note 5B).

Selling, general and administrative expenses decreased approximately $309,000 or 3.6% for the six months and $151,000 or 3.5% for the three months ended June 30, 1997 over the same periods in 1996. The decrease is mostly due to decreased visits in the home health agency and lower costs in the nursing homes due to lower occupancy levels.

The equity in earnings of unconsolidated affiliates was approximately $134,000 for the six months and $47,000 for the three months ended June 30, 1997. This represents the Company's portion of its earnings in the limited liability entity which commenced operations in January, 1997 (see Note 4).

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q   FOR THE QUARTER ENDED JUNE 30, 1997
                 -----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS 1997-1996 (CONTINUED)

Interest expense increased approximately $128,000 or 26.4% for the six months and $26,000 or 9.7% for the three months ended June 30, 1997 as compared to the same periods in 1996. In 1996, the Company did not have a working capital line of credit in place until late May and therefore, most of the interest for the first six months was related to equipment and mortgages. The 1997 amount includes the accounts receivable securitization program interest through the middle of March and the interest attributable to the convertible subordinated and Series 1 bonds (see note 15 of 1996 Form 10-K).

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q   FOR THE QUARTER ENDED JUNE 30, 1997
                 -----------------------------------------------

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


                                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                  ---------------------------------------------
                                  (Registrant)


         August 13, 1997                By: /s/ Sheldon A. Gold
                                            ---------------------------------
                                            Sheldon A. Gold
                                            President
                                            (Principal Executive Officer)


         August 13, 1997                By: /s/ Charles R. Cicerchi
                                            ---------------------------------
                                            Charles R. Cicerchi
                                            Vice-President, Finance
                                            (Principal Financial and
                                            Accounting Officer)