Form 10-Q
period 1997-09-30
WENDT BRISTOL HEALTH SERVICES CORP
filed 1997-11-14
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------

  For Quarter Ended September 30, 1997         Commission file number 0-11656


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

                            Yes  X      No
                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

EACH OF THE FOLLOWING CLASSES ARE REGISTERED ON THE AMERICAN STOCK EXCHANGE.

                Class                    Outstanding at October 31, 1997
                -----                    -------------------------------

       Common Stock, par value                    6,186,826
         $.01 per share

       Common Stock Purchase Warrants               414,538 (1)


     (1) Upon exercise, represents 1,139,980 shares of The Wendt-Bristol Health Services Corporation.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES




                                    I N D E X

Part I                                                                      Page No.
------                                                                      --------
Financial Statements:

          Consolidated Balance Sheets - December 31, 1996  and
          September 30, 1997 (Unaudited)                                       3-4

          Consolidated Statements of Operations (Unaudited)
          Three and Nine Months Ended September 30, 1997 and 1996                5

          Consolidated Statements of Cash Flow (Unaudited)
          Nine Months Ended September 30, 1997 and 1996                        6-7

          Notes to Consolidated Financial Statements                           8-12

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           13-15

Part II
-------   Signatures                                                             16


Exhibits:
          Exhibit 27 EDGAR Financial Data Schedule                               17

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 AS AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS

                                                         September 30       December 31
                                                             1997                1996
                                                         ------------       -----------
                                                          (Unaudited)

Current assets:
  Cash                                                    $    316,380      $    890,670
                                                          ------------      ------------

  Restricted cash                                              524,829           381,025
                                                          ------------      ------------

  Receivables:
    Trade, net of allowance for doubtful
      accounts of $173,000 (September)
      and $190,000 (December)                                3,062,346         2,014,403
    Notes receivable                                           308,847           120,613
    Miscellaneous                                              972,180           890,655
                                                          ------------      ------------
                                                             4,343,373         3,025,671
                                                          ------------      ------------

  Inventories                                                  342,580           482,930
  Prepaid expenses and other                                   214,942           250,947
                                                          ------------      ------------
    Total current assets                                     5,742,104         5,031,243
                                                          ------------      ------------

Property, plant and equipment, at cost                      21,499,814        20,880,293
  Less: Accumulated depreciation and
    amortization                                            (6,560,352)       (6,135,704)
                                                          ------------      ------------
                                                            14,939,462        14,744,589
                                                          ------------      ------------

Investments and other assets:
  Notes and other receivables, net of current portion          332,116           359,007
  Notes receivable from officers, employees and
    related parties, net of amounts payable                    942,631           993,580
  Life insurance premiums receivable                           949,546           865,299
  Investment in unconsolidated affiliates (Note 4)             667,187                --
  Excess of cost over assets of businesses
    and subsidiaries acquired, less amortization               575,368           621,629
  Deferred charges                                           1,007,115           956,795
  Other assets                                                 381,939           345,963
                                                          ------------      ------------
    Total investments and other assets                       4,855,902         4,142,273
                                                          ------------      ------------

                                                          $ 25,537,468      $ 23,918,105
                                                          ============      ============


                                  (Continued)

The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

                 AS AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     September 30       December 31
                                                          1997              1996
                                                     ------------      ------------
                                                     (Unaudited)
Current liabilities:
  Notes payable - officer                            $         --      $     55,000
  Securitization program advances                              --           392,287
  Accounts payable                                      2,952,576         2,729,021
  Accrued expenses and other liabilities:
    Salaries and wages                                    455,440           482,134
    Workers' compensation                                  80,782           380,502
    Taxes, other than federal income taxes                326,393           726,106
    Interest                                              160,692           118,640
    Stock purchase agreement payable                           --           325,000
    Other                                                 246,974           841,643
  Long-term obligations classified as current             844,471           750,758
                                                     ------------      ------------
    Total current liabilities                           5,067,328         6,801,091
                                                     ------------      ------------

Long-term obligations, less amounts classified
  as current                                           15,398,135        12,080,856
                                                     ------------      ------------

    Total liabilities                                  20,465,463        18,881,947
                                                     ------------      ------------

Minority interests                                        165,951           294,128
                                                     ------------      ------------

Stockholders' equity:
  Common stock: $.01 par;
    authorized: 12,000,000 shares
    issued: 8,248,480 shares (September)
    and 8,243,480 (December)                               82,485            82,435
  Capital in excess of par                             10,244,805        10,238,750
  Retained earnings (deficit)                          (2,899,491)       (3,119,096)
                                                     ------------      ------------
                                                        7,427,799         7,202,089
  Treasury stock, at cost, 2,051,154 (September)
    and 2,007,460 shares (December)                    (2,521,745)       (2,460,059)
                                                     ------------      ------------
      Total stockholders' equity                        4,906,054         4,742,030
                                                     ------------      ------------

                                                     $ 25,537,468      $ 23,918,105
                                                     ============      ============


The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)


                                                         Nine Months Ended               Three Months Ended
                                                            September 30                    September 30
                                                    -----------------------------    --------------------------
                                                         1997           1996            1997           1996
                                                     ------------    ------------    -----------    -----------
Revenues:
  Net sales                                          $  1,924,713    $  2,085,074    $   504,305    $   709,033
  Service income                                       13,722,299      14,187,278      4,669,806      4,818,996
                                                     ------------    ------------    -----------    -----------
                                                       15,647,012      16,272,352      5,174,111      5,528,029
                                                     ------------    ------------    -----------    -----------
Costs and expenses:
  Cost of sales                                         1,479,636       1,515,526        416,363        535,157
  Selling, general and administrative
    expenses, net                                      12,569,941      13,003,451      4,300,234      4,425,138
                                                     ------------    ------------    -----------    -----------
                                                       14,049,577      14,518,977      4,716,597      4,960,295
                                                     ------------    ------------    -----------    -----------

Operating income before depreciation                    1,597,435       1,753,375        457,514        567,734

Depreciation                                              789,809         730,303        276,756        266,779
                                                     ------------    ------------    -----------    -----------

Operating income                                          807,626       1,023,072        180,758        300,955

Equity in earnings of unconsolidated
  affiliates, net of minority interests in
  consolidated affiliates (See Notes 4 & 5)               179,122        (125,981)        76,481        (18,170)
                                                     ------------    ------------    -----------    -----------

                                                          986,748         897,091        257,239        282,785
Other income (expense):
  Interest expense                                       (926,480)       (788,156)      (313,139)      (303,099)
  Other, net (See Note 6)                                 176,737          73,705        124,481         41,855
                                                     ------------    ------------    -----------    -----------
                                                         (749,743)       (714,451)      (188,658)      (261,244)
                                                     ------------    ------------    -----------    -----------

Income before income taxes                                237,005         182,640         68,581         21,541

Income tax expense                                        (17,400)        (26,000)        (5,700)       (10,329)
                                                     ------------    ------------    -----------    -----------

Net income                                           $    219,605    $    156,640    $    62,881    $    11,212
                                                     ============    ============    ===========    ===========




Income per common share                              $       0.04    $       0.03    $      0.01    $        --
                                                     ============    ============    ===========    ===========

Weighted average shares outstanding                     6,237,303       5,730,975      6,228,326      5,736,020
                                                     ============    ============    ===========    ===========




The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)


                                                               Nine Months Ended September 30
                                                              -------------------------------
                                                                     1997          1996
                                                                 -----------    -----------
Cash flows from operating activities:
  Net income                                                     $   219,605    $   156,640
                                                                 -----------    -----------
  Adjustments required to reconcile
    net income to net cash provided by
    operating activities:
      Amortization, depreciation and other, net                      836,070        745,313
      Provision for losses on notes and accounts receivable           90,823         65,174
      Gain on sale of assets                                          11,465             --
      Minority interest in earnings of consolidated affiliates        25,765        125,981
      Equity in net earnings of unconsolidated affiliates           (204,887)            --
      Changes in assets and liabilities:
        Receivables
           Sale (purchase) of receivables                           (607,229)       970,550
           Other changes                                            (613,062)       168,933
      Merchandise inventories                                        140,350         (7,301)
      Prepaid expenses and other current assets                       45,463         52,867
      Accounts payable                                               223,555       (929,848)
      Accrued expenses and other liabilities                      (1,603,744)    (1,335,910)
      Federal income taxes payable                                        --       (100,000)
      Deferred charges and other                                     (86,294)      (209,687)
                                                                 -----------    -----------
  Total adjustments                                               (1,741,725)      (453,928)
                                                                 -----------    -----------
Net cash used in operating activities                             (1,522,120)      (297,288)
                                                                 -----------    -----------

Cash flows from investing activities:
  Proceeds from the sale of assets                                    40,000             --
  Increase in notes receivable                                      (161,343)       (31,705)
  Investment in unconsolidated affiliates                           (462,300)            --
  Disbursements to related parties
    and former affiliates, net                                       (33,298)      (180,532)
  Deposits to restricted cash                                       (143,804)       (57,307)
  Capital expenditures                                              (274,581)      (480,130)
                                                                 -----------    -----------
Net cash used in investing activities                             (1,035,326)      (749,674)
                                                                 -----------    -----------

Cash flows from financing activities:
  Purchase of common stock/partnership units of affiliates           (10,100)        (8,000)
  Treasury stock purchased                                           (69,414)            --
  Distributions to limited partners, net                            (143,842)            --
  Proceeds from officer obligation                                    90,000             --
  Principal payments of officer obligation                          (145,000)            --
  Proceeds from stock options exercised                                4,375             --
  Principal payments of long-term obligations                       (905,860)      (920,710)
  Proceeds from long-term obligations                              3,555,284      1,618,453
  Net payments to securitization program                            (392,287)       423,408
                                                                 -----------    -----------
Net cash provided by financing activities                          1,983,156      1,113,151
                                                                 -----------    -----------

Net increase (decrease) in cash                                     (574,290)        66,189

Cash at beginning of period                                          890,670         35,825
                                                                 -----------    -----------
Cash at end of period                                            $   316,380    $   102,014
                                                                 ===========    ===========

                                   (Continued)



The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)





                                                                    Nine Months Ended September 30
                                                                    ------------------------------
                                                                           1997          1996
                                                                        -----------    ---------
Cash paid during the nine months for:
  Interest, net of interest income                                      $   884,428    $ 762,284
  Income taxes                                                          $    16,775    $ 136,830

Supplemental disclosures of noncash
investing and financing activity:

  A partnership, of which the Company is
  the managing general partner purchased
  equipment which was financed by
  entering into installment finance agreements.
    Increase in equipment cost, net                                     $   761,568    $ 875,626
    Increase in long-term obligations                                      (761,568)    (875,626)



The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. MANAGEMENT'S REPRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal adjustments and recurring accruals) necessary to present fairly The Wendt-Bristol Health Services Corporation ("Wendt-Bristol" or "Company") and subsidiaries consolidated financial position as at September 30, 1997 and December 31, 1996 and the consolidated results of its operations for the three and nine months ended September 30, 1997 and 1996 as well as the cash flows for the respective nine months. The results of operations for any interim period are not necessarily indicative of results for the full year. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THE WENDT-BRISTOL ANNUAL REPORT FILED AS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, WHICH IS HEREBY INCORPORATED BY REFERENCE.


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

     (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. INCOME TAXES (CONTINUED)

     State and local taxes are summarized as follows:


                                              Nine months ended               Three months ended
                                                 September 30,                   September 30,
                                              -----------------              ---------------------
                                              1997           1996             1997           1996
                                              ----           ----             ----           ----
         State and local taxes:
           Current expense                   $17,400       $26,000           $5,700         $10,329
                                             =======       =======           ======         =======


3. STOCKHOLDERS' EQUITY

     Warrants

     At September 30, 1997 there were 414,538 Common Stock purchase warrants outstanding, exercisable at $3.75 per warrant. Each warrant, upon exercise, provides two and three quarters (2 3/4) shares of the Company's common stock and a Series II warrant (issuable upon completion of appropriate Securities and Exchange Commission filings) exercisable for two shares at $3.00/share. The Warrants' expiration dates, as amended by the Board of Directors in April 1997, are May 1, 1998 for the initial Warrant and May 1, 1999 for the Series II Warrants. There were no warrants exercised during the nine months ended September 30, 1997.

     In conjunction with the issuance, pursuant to Regulation S of the Securities Act of 1933, of Series No. 1 bonds issued on February 14, 1997, the Company issued thirty-three (33) Series No. 1 warrants exercisable into a total of 300,000 shares of the common stock of the Company for $2.00 per share for the beneficial ownership of non U.S. persons.

     Options

     No options were exercised in 1996. There were stock options outstanding at September 30, 1997 at prices ranging from $.375 to $1.375 per share.

     In 1997, 5,000 options were exercised at $.875 per share for total proceeds of $4,375. Additionally, 10,000 options with exercise prices of $.875 to $1.25 were terminated as the employees are no longer employed by the Company.

     (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. STOCKHOLDERS' EQUITY (CONTINUED)

     Earnings per share were computed using the weighted average number of shares outstanding (net of Treasury shares) during each period. The common stock equivalents (warrants and options) are anti-dilutive, thereby yielding similar primary and fully diluted per share amounts.

     In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" was issued, which changes the methodology for calculating earnings per share. Implementation of SFAS 128 is required for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. Early adoption of SFAS 128 would have had no effect on earnings per share for the nine or three months ended September 30, 1997.


4. NEW VENTURES

A. During December, 1996, an 83% owned subsidiary of the Company formed an Ohio limited liability company. The subsidiary acquired a 50% interest through a capital contribution of $325,000 in January 1997. The new entity closed, in January 1997, on the acquisition of operating assets, including an open field magnetic resonance imaging device. Operations began in January, 1997 and the operating results are included in the statement of operations under the caption "Equity in earnings of unconsolidated affiliates...". The Company is managing the facility. See Note 5.

B. In April, 1997, an 83% owned subsidiary of the Company acquired a 22.5% interest in an Ohio limited liability company which will operate a radiation therapy practice. The new venture has entered into a two year lease agreement which includes a mandatory purchase of the building for $1,400,000. Operation commenced in October 1997. The Company will manage the facility.

     (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. NEW VENTURES (CONTINUED)

     Unaudited financial information of the affiliates which are accounted for by the equity method is summarized below:

         COMBINED BALANCE SHEETS
                                         September 30, 1997
                                         ------------------

         Current assets                      $  554,822
         Property, plant and equipment
           net of accumulated depreciation    1,070,749
         Other non-current assets               390,198
                                             ----------
         Total assets                        $2,015,769
                                             ==========

         Liabilities                         $  736,394
         Equity                               1,279,375
                                             ----------
         Total liabilities and equity        $2,015,769
                                             ==========

         COMBINED STATEMENTS OF OPERATIONS
                                          Nine months ended
                                          September 30, 1997
                                          ------------------
         Service Revenues                    $1,019,172
         Net income                             409,774


     As a result of the limited liability companies being taxed as partnerships for Federal income tax purposes, there is no tax provided for earnings. See
     Note 2. Income Taxes.

C. During the Fourth Quarter of 1997, an 83% owned subsidiary of the Company will be opening an additional outpatient diagnostic center in central Ohio.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. UNCONSOLIDATED AFFILIATES/MINORITY INTEREST

     The following table reflects the Company's proportionate share of the earnings (losses) of unconsolidated affiliates (See Note 4) and the proportionate share of Minority interest attributable to investors in the (earnings) losses of consolidated affiliates.

                                               Nine Months Ended       Three Months Ended
                                                 September 30              September 30
                                             ----------------------    --------------------
                                               1997         1996         1997        1996
                                             ---------    ---------    --------    --------
Minority interests in (earnings) losses of
  consolidated affiliates, net of tax        $ (25,765)   $(125,981)   $  5,697    $(18,170)
Equity in earnings of
  unconsolidated affiliates                    204,887           --      70,784          --
                                             ---------    ---------    --------    --------
                                             $ 179,122    $(125,981)   $ 76,481    $(18,170)
                                             =========    =========    ========    ========

6. OTHER

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

C. Other income for the three and nine months 1997 includes an affiliate's reduction of an estimated liability (approximate $100,000 reduction). As a result of the recognition of Minority Interests, the revised estimate increased consolidated net income approximately $42,000.


     (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE:  REFERENCE SHOULD BE MADE TO THE NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS HEREIN.

FINANCIAL CONDITION

Management believes that increasingly favorable results will be achieved in 1997 and thereafter as a result of its aggressive expansion of the Diagnostic and Radiology business, including radiation therapy (See Note 4) in addition to disposition of non-profitable business such as the home health care agency eliminated in the second quarter of 1997. Furthermore, the issuance of stock in late 1996 along with the issuance of long-term bonds in the first quarter of 1997 will allow the Company to reduce its costs of borrowing and achieve cost savings through an improved availability of funds for operations. The financing also allows the Company to expand its profitable operations through selective ventures with non-related third parties, such as the newly-formed limited liability companies. The improving profitability during 1997 is a forward-looking statement that is subject to change as a result of factors including occupancy and utilization rates, third-party reimbursement rates, market conditions, and changes in the overall health care industry.

Working capital increased approximately $2,445,000 during the nine months ended September 30, 1997, due mostly from the issuance of $3,417,000 of long-term bonds in February, 1997. Current assets increased approximately $711,000, due mostly from increases in restricted cash ($144,000), accounts receivable ($1,048,000), and notes receivable ($188,000) offset by a decrease in cash of ($574,000). The increase in restricted cash is mostly due to funds on deposit in a margin account related to a currency hedging strategy employed by the Company. The increase in accounts receivable is a direct result of the Company terminating its accounts receivable securitization program in March, 1997 and buying back all of the accounts receivable that were previously sold. The majority of the increase in notes receivable is due to the issuance of a short-term note to an affiliated limited liability company. The decrease in cash is primarily due to the Company investing in unconsolidated affiliates. Current liabilities decreased approximately $1,734,000, due primarily from reductions in securitization program advances ($392,000), accrued workers' compensation ($300,000), taxes other than federal income tax ($400,000), stock purchase agreement payable ($325,000), and accrued expenses other ($595,000) offset by an increase in accounts payable ($224,000). The issuance of the long-term bonds allowed the Company to terminate the accounts receivable securitization program and significantly reduce the amount of current liabilities.


     (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The Company continued to improve its liquidity position in the first nine months of 1997 by issuing long-term 5% bonds pursuant to Regulation S of the Securities Act of 1933 to a group of European investors in February, 1997. The Company received approximately $3,417,000, of which approximately $1,462,000 was used to repay advances from the accounts receivable securitization program. The remaining funds are being used for general working capital requirements and expansion into new ventures in the diagnostic and radiology fields (see note 4 herein).

The Company and its subsidiaries, limited partnership, and newly-formed limited liability companies, have committed to certain equipment upgrades or acquisitions that will be financed either through a combination of current equipment financing relationships, vendor programs or newly available resources. The cost of such equipment currently on order is approximately $3,700,000.

Management further believes the present resources available along with profitable operations will meet anticipated requirements for operations of the business. There are no further material commitments for capital expenditures.

RESULTS OF OPERATIONS 1997 - 1996

Consolidated revenues from operations for the nine months ended September 30, 1997 decreased approximately $625,000 or 3.8% while revenues for the three months ended September 30, 1997 decreased approximately $354,000 or 6.4% from 1996. Net sales decreased approximately $160,000 or 7.7% for the nine months and $205,000 or 28.9% for the three months ended September 30, 1997 as compared to the same periods in 1996 due to the closing of one of the retail pharmacies. Service revenues decreased approximately $465,000 or 3.3% for the nine months and $149,000 or 3.1% for the three months over the same periods in 1996, mostly attributable to a decline in visits and revenues in the Home Care subsidiary which ceased operations in April 1997. It should be further noted that as a result of expansion through ventures with non-related third parties, these new operations will not be consolidated (See Note 4) and therefore while the consolidated revenues would not be increasing, the consolidated results of operations are expected to produce increased net income through recognition of the proportionate equity in the new operations.

Cost of sales decreased approximately $36,000 or 2.4% for the nine months and $119,000 or 22.2% for the three months ended September 30, 1997 as compared to the corresponding periods in 1996. Gross margin for the nine months ended September 30, 1997 declined to 23.1% compared to 27.3% for the same period in 1996, attributable to new competition in the retail pharmacy division and price reductions at the location that closed in the second quarter of 1997.


     (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Selling, general and administrative expenses decreased approximately $434,000 or 3.3% for the nine months and $125,000 or 2.8% for the three months ended September 30, 1997 over the same periods in 1996. The decrease is mostly due to decreased visits in the home health agency.

Interest expense increased approximately $138,000 or 17.6% for the nine months and $10,000 or 3.3% for the three months ended September 30, 1997 as compared to the same periods in 1996. In 1996, the Company did not have a working capital line of credit in place until late May and therefore, the only interest expense for the first five months of 1996 was related to equipment and mortgages. The 1997 amount includes the accounts receivable securitization program interest through the middle of March and the interest attributable to the convertible subordinated and Series 1 bonds (see note 15 of 1996 Form 10-K).


     (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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


                                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                ---------------------------------------------
                                (Registrant)


         November 14, 1997               By: /s/ Sheldon A. Gold
                                             ---------------------------
                                             Sheldon A. Gold
                                             President
                                             (Principal Executive Officer)



         November 14, 1997               By: /s/ Charles R. Cicerchi
                                             ---------------------------
                                             Charles R. Cicerchi
                                             Vice-President, Finance
                                             (Principal Financial and
                                             Accounting Officer)