Form 10-K405
period 1997-12-31
WENDT BRISTOL HEALTH SERVICES CORP
filed 1998-04-20
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ANNUAL REPORT AND FORM 10-K

                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE YEAR ENDED
DECEMBER 31, 1997                                              COMMISSION FILE NUMBER 0-11656

                            THE WENDT-BRISTOL HEALTH
                              SERVICES CORPORATION

             (Exact name of Registrant as specified in its charter)

                         DELAWARE                                                22-1807533
     (State or other jurisdiction of incorporation or               (I.R.S. Employer Identification No.)
                       organization)

              TWO NATIONWIDE PLAZA, SUITE 760
                      COLUMBUS, OHIO                                                43215
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

          On February 28, 1998, the aggregate market value of the voting stock of The Wendt-Bristol Health Services Corporation held by non-affiliates of the Registrant was approximately $5,397,000 based upon the closing price for such Common Stock on said date as reported by the American Stock Exchange. On such date, there were 6,116,726 shares of Common Stock of the Registrant and 414,538 Common Stock Purchase Warrants outstanding.

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

                      DOCUMENTS INCORPORATED BY REFERENCE:

                            See Part IV, Item 14(a)3

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1997 *

                                     PART I


ITEM 1.           BUSINESS

                  The Company, through its 100% subsidiary The Wendt-Bristol Company ("W-B") which was originally incorporated in 1903, has evolved through the years as an outpatient health care provider. During 1997, the Company's operations consisted of ownership and operation of three nursing homes, three retail pharmacies, a Medicare-certified, JCAHO home health agency, and as managing partner of two multi-disciplinary diagnostic and radiology centers. These centers provide state of the art diagnostic imaging techniques, including magnetic resonance imaging (MRI), CT Scans, ultra-sound, x-ray, bone densitometry, mammography, fluoroscopy and out-patient angiography. A third diagnostic center, wholly owned, was opened in February 1998. Additionally, in the fourth quarter of 1997, the Company opened a radiation therapy center in which it is the managing partner.

                  In 1997, the Company sold two of its three nursing homes, two of its three retail pharmacies and ceased operations of its Medicare-certified home health agency.

                  During 1998, the Company has commenced construction of a major 31,000 square feet two-building center including radiology, nuclear medicine, cytology, radiation therapy, Positron Emission Tomography (the first PET Scanner in central Ohio), and a therapy and rehab center. A subsidiary of the Company has a participating partnership relationship (20%) in the rehab center, a 22-1/2% interest and management in the radiation therapy, and 100% ownership in the radiology, PET, nuclear and cytology operations. The subsidiary also has a 50% interest in the land and buildings associated to the new center.

                  Where the Company is the managing partner it receives a fee (a percentage of collected revenues) for its services.

                  Additionally, in 1998 the Company has launched a major mobile mammography operation, currently three units.

                  The Company also plans to break ground in the second quarter of 1998 on previously acquired land adjacent to its Kenny Road diagnostic and radiology facility, with a major Womens Center dedicated to the early detection of breast disease including an ambulatory surgery unit for breast surgery.

                  The Company plans to selectively and aggressively expand its diagnostics business activity.

                  The Company's primary activities are currently located in Central Ohio.

                  NURSING HOMES. The Company owned and operated two nursing homes in Columbus, Ohio (147 beds and 75 beds) until December 31, 1997 and leases the premises and operates the one remaining nursing home in Springfield, Ohio (100 beds). The nursing home provides skilled care. The Medicaid reimbursement program of the State of Ohio is applicable to costs incurred by some of the persons receiving care in the facility.



                  --------------------------------
                  * Statements contained herein concerning the provisions of any document are not necessarily complete and, in each instance, reference is made to the copy of such document filed as an exhibit to this Form 10-K or otherwise filed with the Securities and Exchange Commission. Each such statement is qualified in its entirety by such reference.

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

                  In addition, Diagnostics, through one of its subsidiaries, constructed the Alzheimer's and related syndromes facility referred to above which was sold on December 31, 1997. Diagnostics was engaged in a public offering of its common shares which commenced in October 1993. On or about May 15, 1994, sales efforts related to the common shares ceased pending the approval of The National Association of Securities Dealers ("NASD") as it related to the participation of a NASD member firm. As a result of this delay and the need for an amended filing with the Securities and Exchange Commission, the offering was terminated. Prior to the termination, 162,530 common shares had been sold; half of such shares were newly issued and the other half were sold by Wendt-Bristol as selling shareholder.

                  The Company has also been engaged in the business of providing Medicare-certified home health care services through its wholly-owned subsidiary, Wendt-Bristol Home Health Care Company, which was incorporated in May 1985 and has attained JCAHO (Joint Commission on Accreditation of Healthcare Organizations) certification. During 1997, the Company ceased operations of this business. The Company also provides a physical therapy clinic in its Springfield facility serving residents and outpatients which by year-end had ceased operations on an out-patient basis.

                  PHARMACIES. The Company operates one retail pharmacy in a downtown Columbus department store. The pharmacy sells pharmaceuticals and medical supplies and equipment, health and beauty aids and other sundries. It also sells and rents durable medical equipment and provides enteral therapy services. During 1997, the Company sold two of its retail pharmacies, one located in Columbus and the other in Canal Winchester.

ITEM 1.           BUSINESS (CONTINUED)

                  EMPLOYEES: LABOR RELATIONS. The Company has approximately 170 employees at February 28, 1998. Non-professional employees of one of its nursing homes located in Columbus, Ohio, had been covered by a collective bargaining agreement until its sale on December 31, 1997. The Company considers its relations with its employees to be good.

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

                  INDUSTRY SEGMENTS. The operations of the Company and its subsidiaries fall within two industry segments: Nursing homes; and Medical services and other. Additional information about each of the industry segments, for the respective periods indicated, follows:

                  Financial information by industry segments for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                     YEAR ENDED DECEMBER 31
                                                                     ----------------------
                                                               1997             1996             1995
                                                          ------------     ------------     ------------
                  Revenues/sales to unaffiliated
                   customers:
                      Nursing homes                       $ 13,428,624     $ 13,147,964     $ 12,604,828
                      Medical services and other             7,390,267        8,193,238        8,251,370

                  Operating income or (loss):
                      Nursing homes                          1,560,091          865,837          857,040
                      Medical services and other              (552,308)         (79,340)         508,625

                  Equity in earnings of unconsolidated
                    affiliates
                      Nursing homes                                  -                -                -
                      Medical services and other               198,680                -                -

                  Identifiable assets:
                      Nursing homes                          9,291,623       13,311,345       12,353,302
                      Medical services and other            12,704,896       10,606,760       10,454,023

                  Investment in net assets of
                    unconsolidated affiliates
                      Nursing homes                                  -                -                -
                      Medical services and other               640,980                -                -

                  Depreciation expense:
                      Nursing homes                            209,502          354,152          365,780
                      Medical services and other               613,861          610,563          536,912

                  Capital expenditures:
                      Nursing homes                            278,606          184,143          178,880
                      Medical services and other             1,233,485        1,236,352          968,133

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

                  REQUIREMENT OF OBTAINING A CERTIFICATE OF NEED. Under the current Certificate of Need ("CON") law, there is a moratorium on the approval of new nursing home beds until June 30, 1999.

                  New health care facilities, including diagnostic imaging centers, located in metropolitan statistical areas are required to be licensed beginning March 31, 1996, but do not need to obtain a CON. Diagnostic imaging centers located in rural areas required a CON until May 1, 1997 and thereafter require a license. In addition to the foregoing, there is a separate requirement to file a notice of intent with the Director of Health and the local health care agency 60 days prior to the establishment of certain new health care facilities.

                  The acquisition of an existing health care facility that does not involve a change in the number of beds, by service, or the number or type of health services does not require a CON or the filing of a notice of intent.

                  CON review was required until May 1, 1997 for the purchase of medical equipment costing $2 million or more. The cost of purchasing medical equipment is the sum of (1) the greater of its fair market value or the cost of its lease or purchase and
                  (2) the cost of installation and any other activities essential to the acquisition of the equipment and its placement into service.

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

ITEM 1.           BUSINESS (CONTINUED)

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

ITEM 1.           BUSINESS (CONTINUED)

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

                  The Company has incurred total costs of $1,078,000 related to environmental matters in New Jersey, of which $241,000 was spent in the five fiscal (calendar) years ended December 31, 1997. For further information, see Note 12A of Notes to Consolidated Financial Statements.

                  PRIVATE SALE OF STOCK. Reference is hereby made to Note 2 of Notes to Consolidated Financial Statements.

                  SECURITIZATION OF ACCOUNTS RECEIVABLE. Reference is hereby made to Note 4 of Notes to Consolidated Financial Statements herein.

ITEM 2.           PROPERTIES

                  The Company leases approximately 7,600 square feet of space in a downtown Columbus, Ohio, office building which serves as the Company's and W-B's general offices.

                  The pharmacy operated by W-B is located in a leased premises in Columbus, Ohio (3,300 square feet). In addition, a warehouse (3,200 square feet) is leased in Columbus, Ohio to store records and durable medical equipment used at the pharmacy. The Company closed two pharmacies during 1997. One leased premises in Columbus, Ohio (4,000 square feet) and one leased in Canal Winchester (4,000 square feet).

                  The facilities of the Wendt-Bristol Diagnostics Company L.P. consist of an 8,000 square foot two-story building in Columbus, Ohio, which serves as its general offices and diagnostic and radiology center; such owned facilities are subject to mortgage indebtedness in the amount of $688,000 at March 1, 1998.

                  In February 1998, a subsidiary of the Company opened a 3,200 square feet diagnostic center in Granville, Ohio. This one story center, Wendt-Bristol Erinwood, operates on leased premises.

ITEM 2.           PROPERTIES (CONTINUED)

                  The nursing homes of the Company operated during 1997 consist of one owned 147-bed home in Columbus, Ohio, (sold at December 31, 1997), one owned 75-bed Alzheimer's and related syndromes center (sold at December 31, 1997) and one 100-bed home with leased facilities in Springfield, Ohio. The lease expires in July, 2015. Reference is hereby made to Item 3. I. herein. In November, 1994 the Company acquired approximately 2 acres of land adjacent to the Alzheimer's center for approximately $144,000. The property is not subject to any mortgage indebtedness at December 31, 1997.

                  The present aggregate annual rentals of all property leases referred to are approximately $528,000 and their terms have expiration dates ranging through July 2015.

                  The Company believes that the facilities described or referred to above are adequate and sufficient for its present needs and requirements. It should also be noted that, in 1998, the Company is pursuing the acquisition/lease of facilities to accommodate the operations of additional radiological and diagnostic ventures formed with unrelated third parties.

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

                      Although not directly subject to the aforementioned complaint, the Company has filed a complaint seeking payment of a receivable related to a Share Transfer Agreement with AHCC. Such amounts became due in February 1996, one year after final settlement of certain State of Ohio Medicaid receivables, as provided in the Agreement. Both cases are currently scheduled for different trial dates during 1998.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  During the fourth quarter of 1997, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

                  (a)      Price Range of Common Stock

                      The high and low trade prices for the Company's Common Stock and Common Stock Purchase Warrants as reported by the American Stock Exchange for the periods indicated are as follows:

                       AMEX SYMBOL                       WMD                                WMD.WS

                            YEAR                     COMMON STOCK                          WARRANTS
                            ----                     ------------                          --------
                            1997                HIGH              LOW              HIGH               LOW
                            ----                ----              ---              ----               ---

                         1st Quarter           1 5/8              1 1/4               1                3/4
                         2nd Quarter           1 7/16                1              11/16              1/2
                         3rd Quarter           1 1/2                 1               7/8               3/4
                         4th Quarter           1 7/16             1 1/16             3/4               5/8

                             1996
                             ----

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

                  (b) Approximate Number of Equity Security Holders

                      The number of holders of record for each class of equity securities of the Company as of March 13, 1998 was as follows:

                                                                   NUMBER OF HOLDERS
                    TITLE OF CLASS                                   OF RECORD (1)
                    --------------                                   -------------

                    Common Stock, par value $.01
                     per share ("Common Stock")                          1,054

                    Common Stock Purchase Warrants                        197

                    Series No. 1 Warrants                                  1

                      (1) The number of stockholders of record includes shares held in "nominee" or "street" name.

                  (c)   Dividends

                      No cash dividends have been declared or paid by the Company.

                  PRIVATE SALE OF STOCK

                  Reference is hereby made to Note 2 of Notes to Consolidated Financial Statements.

Item 6.     Selected Financial Data

                             SELECTED FINANCIAL DATA
         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                        (In Thousands, Except Share Data)


                                                                                YEAR ENDED DECEMBER 31,
                                                           1997            1996          1995           1994          1993
INCOME STATEMENT DATA
Revenues:
  Net sales                                            $    2,435     $    2,816     $    2,709     $    3,694     $    3,686
  Service income                                           18,384         18,525         18,147         15,793         15,802
                                                       ----------     ----------     ----------     ----------     ----------
                                                           20,819         21,341         20,856         19,487         19,488
                                                       ----------     ----------     ----------     ----------     ----------
Costs and expenses:
  Cost of sales                                             1,820          2,072          1,920          2,554          2,630
  Selling, general and administrative expenses, net        17,168         17,518         16,668         15,085         14,930
                                                       ----------     ----------     ----------     ----------     ----------
                                                           18,988         19,590         18,588         17,639         17,560
                                                       ----------     ----------     ----------     ----------     ----------

Operating income before depreciation                        1,831          1,751          2,268          1,848          1,928
                                                       ----------     ----------     ----------     ----------     ----------

Depreciation                                                  823            965            902          1,143          1,142
                                                       ----------     ----------     ----------     ----------     ----------

Operating income                                            1,008            786          1,366            705            786
                                                       ----------     ----------     ----------     ----------     ----------

Other income (expense):
  Minority interest in earnings of
   consolidated subsidiary and limited
   partnerships, net                                          177            (76)          (172)           (53)           (31)
  Equity in earnings of unconsolidated affiliates             198              -              -              -              -
  Interest expense                                         (1,265)        (1,104)        (1,050)        (1,390)        (1,210)
  Gain on sale of stock of subsidiaries                         -              -              -            135            355
  Gain on sale of assets                                    1,778              -              -            726             71
  Other, net                                                   85            109             21            136             38
                                                       ----------     ----------     ----------     ----------     ----------
                                                              973         (1,071)        (1,201)          (446)          (777)
                                                       ----------     ----------     ----------     ----------     ----------

Income (loss) before income taxes                           1,981           (285)           165            259              9
(Provision) benefit for income taxes                         (199)            39             52            (55)          (247)
                                                       ----------     ----------     ----------     ----------     ----------

Net Income (Loss)                                      $    1,782     $     (246)    $      217     $      204     $     (238)
                                                       ==========     ==========     ==========     ==========     ==========

Per share data - Income (Loss)
  Basic                                                $     0.29     $    (0.04)    $     0.04     $     0.03     $    (0.03)
                                                       ==========     ==========     ==========     ==========     ==========
  Diluted                                              $     0.26     $    (0.04)    $     0.04     $     0.03     $    (0.03)
                                                       ==========     ==========     ==========     ==========     ==========

Weighted average shares
  Basic                                                 6,224,241      5,825,686      6,131,770      8,153,382      7,889,512
  Diluted                                               6,916,241      5,825,686      6,131,770      8,153,382      7,889,512

BALANCE SHEET DATA (at year end)
  Working capital (deficiency)                         $    2,886     $   (1,770)    $   (5,340)    $   (4,236)    $   (2,145)
  Total assets                                             21,997         23,918         22,807         26,508         23,920
  Long-term debt and lease obligations, net of
   current portion                                          9,152         12,081          7,881          7,965          9,249
  Stockholders' equity                                      6,445          4,742          4,543          7,200          6,964

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  SUMMARY OF CONSOLIDATED FINANCIAL RESULTS
                  -----------------------------------------

                                                  1997        1996         1995
                                                --------    --------     --------
                  OPERATIONS                  (In thousands, except per share data)
                  ----------

                  Revenues:
                    Net sales                   $  2,435    $  2,816     $  2,709
                    Service income                18,384      18,525       18,147
                                                --------    --------     --------
                  Total revenues                $ 20,819    $ 21,341     $ 20,856
                                                ========    ========     ========

                  Operating income              $  1,008    $    786     $  1,366
                  Percent of revenues                4.8         3.7          6.5

                  Net income (loss)             $  1,782    $   (246)    $    217
                  Percent of revenues                8.6        (1.2)         1.0
                  Per common share - basic      $    .29    $   (.04)    $    .04

                  Per common share - diluted    $    .26    $   (.04)    $    .04


                  NOTE: Reference should be made to the Notes to Consolidated Financial Statements herein.

                  FINANCIAL CONDITION
                  -------------------

                  Management has positioned the Company to focus on continuing the aggressive expansion of its Diagnostic and Radiology business, including radiation therapy. During 1997 the Company ceased operations of its unprofitable home health care business and sold two of its three retail pharmacies in order to concentrate on its core business. In addition, on December 31, 1997, the Company sold two of its three nursing homes and will use the cash from the gain on the sale to further expand into the diagnostic and radiology services industry. The sale of these two homes along with the cost savings from the closing of the home health operations further strengthened the liquidity of the Company and will allow management to focus on enhancing the operations and profits at its diagnostic and radiology centers. The previous statements regarding cost savings and profit enhancement are forward-looking statements that are subject to competitive and market influences that cannot be accurately predicted.

                  Working capital increased approximately $4,656,000 during the year ended December 31, 1997. Current assets increased $3,934,000 while current liabilities decreased $722,000 at December 31, 1997 as compared to December 31, 1996. The increase in current assets was due mostly from increases in notes receivable (total $3,116,000 of which $2,924,000 is related to the sale of the two nursing homes), accounts receivable trade ($864,000) and miscellaneous receivables ($760,000), offset by declines in cash and inventories. Accounts receivable trade increased in 1997 over the prior year due mostly to the Company terminating its accounts receivable securitization program during the first quarter of 1997 and buying back all of the accounts receivable that were previously sold. Current liabilities decreased approximately $722,000 due mostly from decreases in securitization program advances ($392,000), accrued workers' compensation expenses ($330,000), accrued taxes other than federal income taxes ($506,000), and stock purchase agreement payable ($325,000) offset by increases in accounts payable ($578,000) and current portion of long-term debt ($235,000). The issuance of the long-term bonds (see below) allowed the Company to terminate the accounts receivable securitization program and reduce the amount of current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                             ----------

                  LIQUIDITY AND CAPITAL RESOURCES

                  The Company ended the year in a much stronger liquidity position due to several significant events that occurred in 1997. During February 1997, the Company issued 5% long-term bonds totaling 5,000,000 swiss francs ($3,417,000) to a group of European investors pursuant to Regulation S of the Securities Act of 1933. The proceeds from this issuance were used to repay its higher-interest accounts receivable securitization program advances (totaling approximately $1,462,000) with the remainder of the funds used toward general working capital requirements and expansion into new ventures in the diagnostic and radiology fields.

                  At December 31, 1997 the Company, in two simultaneous and interdependent transactions, sold the assets of its two Columbus, Ohio nursing homes. Terms of the sale provided for a combined purchase price of $9,880,000 which resulted in a gain on the sale of approximately $1,778,000 (see note 1B). The buyers paid $750,000 at the time of closing, assumed mortgages and accrued interest totaling $6,206,000, and issued personally guaranteed notes for the balance of $2,924,000. These notes are anticipated to be collected in full on April 21, 1998.

                  In April 1998 the Company secured with a finance company an equipment lease line of credit for $1,000,000. As of the issuance of this report, no draws have been made against this lease line.

                  The Company and its subsidiaries, limited partnership and newly-formed (1997) limited liability companies, have committed to certain equipment upgrades that will be financed either through current equipment financing relationships or vendor programs. In addition, the limited partnership, in which a subsidiary of the Company is the general partner, is planning to expand its facility by adding approximately 7,500 square feet. The adjoining addition is anticipated to cost approximately $800,000 and will be used to facilitate a women's health center.

                  Management further believes the present resources available and anticipated through profitable operations will meet anticipated requirements for financing the growth of the business. There are no further material commitments for capital expenditures.

                  RESULTS OF OPERATIONS 1997-1996

                  Consolidated revenues from operations for the year ended December 31, 1997 decreased approximately $522,000 or 2.4% from the previous year. Net sales declined $381,000 or 13.5% while service revenues decreased $141,000 or .8% from the comparable period in 1996. The decline in sales was due to the Company selling two of its retail pharmacies during 1997 while most of the decrease in service revenue was due to the decline in visits in the home health care subsidiary which ceased operations in April, 1997.

                  Cost of sales decreased approximately $251,000 or 12.1% for the year as compared to 1996. Gross margin for the year ended December 31, 1997 was 25.3% as compared to 26.4% for the comparable period in 1996. The decline is attributable to pricing pressures in the competitive retail pharmacy markets and price reductions at the locations that closed during the year.

                  Selling, general and administrative expenses decreased approximately $351,000 or 2.0% for the year ended December 31, 1997 as compared to 1996. The decrease is mostly due from decreased visits in the home health care agency offset by small increases elsewhere.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  RESULTS OF OPERATIONS  1997-1996
                  --------------------------------

                  Interest expense increased approximately $160,000 or 14.5% for the year ended December 31, 1997 as compared to 1996. In 1996 the Company did not have a working capital line of credit in place until late May and therefore, incurred interest expense relating only to equipment and mortgages for the first five months of 1996. The 1997 amounts includes the accounts receivable securitization program interest costs through the middle of March and the interest attributable to the convertible subordinated and Series I bonds (see note 7).

                  Inflation has not had a significant effect on the net sales and revenues of the Company. While inflation has caused some increases in costs, there have been corresponding increases in selling prices and service fees, neither of which has been significant.

                  1996-1995
                  ---------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  None

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Board of Directors
The Wendt-Bristol Health Services Corporation
Columbus, Ohio

         We have audited the accompanying consolidated balance sheets of The Wendt-Bristol Health Services Corporation and Subsidiaries for the years ended December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Wendt-Bristol Health Services Corporation and Subsidiaries at December 31, 1997 and 1996 and the consolidated results of their operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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


                               /s/ HAUSSER + TAYLOR LLP


Columbus, Ohio
April 20, 1998

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                           --------------------------





  ASSETS                                                                         1997             1996
  ------                                                                         ----             ----

CURRENT ASSETS
  Cash                                                                      $    625,609     $    890,670
                                                                            ------------     ------------
  Restricted cash (Note 3)                                                       221,120          381,025
                                                                            ------------     ------------
  Receivables (Note 4):
   Trade, net of allowance for doubtful accounts of
    $201,000 in 1997 and $190,000 in 1996                                      2,878,726        2,014,403
   Notes receivable - current                                                  3,236,900          120,613
   Miscellaneous                                                               1,650,664          890,655
                                                                            ------------     ------------
                                                                               7,766,290        3,025,671
  Inventories                                                                    202,951          482,930
  Prepaid expenses and other current assets                                      148,825          250,947
                                                                            ------------     ------------
        Total current assets                                                   8,964,795        5,031,243
                                                                            ------------     ------------


PROPERTY, PLANT AND EQUIPMENT (NOTES 5 AND 7)                                 13,081,583       20,880,293
  Less accumulated depreciation and amortization                              (4,742,587)      (6,135,704)
                                                                            ------------     ------------
                                                                               8,338,996       14,744,589
                                                                            ------------     ------------
INVESTMENTS AND OTHER ASSETS
  Notes and other receivables, net of current portion                            420,651          359,007
  Notes receivable from officers and related parties (Notes 11B and 11C)         902,271          993,580
  Life insurance premiums receivable (Note 11D)                                  972,451          865,299
  Investment in unconsolidated affiliates (Note 6)                               640,980                -
  Advances to unconsolidated affiliates, net                                     451,110                -
  Excess of cost over assets of businesses and subsidiaries
   acquired, less accumulated amortization                                       355,439          621,629
  Deferred charges                                                               691,158          956,795
  Other assets                                                                   258,668          345,963
                                                                            ------------     ------------
                                                                               4,692,728        4,142,273
                                                                            ------------     ------------




        Total assets                                                        $ 21,996,519     $ 23,918,105
                                                                            ============     ============






    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                           --------------------------





                  LIABILITIES AND STOCKHOLDERS' EQUITY           1997             1996
                  ------------------------------------           ----             ----

CURRENT LIABILITIES
  Notes payable - officer (Note 11E)                         $         -     $     55,000
  Securitization program advances (Note 4)                             -          392,287
  Accounts payable                                             3,307,082        2,729,021
  Accrued expenses and other liabilities:
     Salaries and wages                                          533,346          482,134
     Workers' compensation                                        50,197          380,502
     Taxes, other than federal income taxes                      219,885          726,106
     Interest                                                    117,313          118,640
     Stock purchase agreement payable (Note 2)                         -          325,000
     Other                                                       824,617          841,643
  Long-term obligations classified as current (Note 7)           986,148          750,758
  Federal income taxes payable (Note 9)                           40,000                -
                                                            ------------     ------------
        Total current liabilities                              6,078,588        6,801,091
                                                            ------------     ------------



LONG-TERM OBLIGATIONS LESS AMOUNTS
 CLASSIFIED AS CURRENT (NOTE 7)                                9,151,637       12,080,856
                                                            ------------     ------------

        Total liabilities                                     15,230,225       18,881,947
                                                            ------------     ------------


MINORITY INTERESTS                                               321,168          294,128
                                                            ------------     ------------


CONTINGENCIES AND COMMITMENTS (NOTES 4, 7, 8 AND 12)

STOCKHOLDERS' EQUITY (NOTES 2 AND 10)
  Common stock, $.01 par, authorized 12,000,000 shares;
   issued 8,248,480 shares in 1997 and 8,243,480 shares
   in 1996                                                        82,485           82,435
  Capital in excess of par                                    10,244,805       10,238,750
  Retained earnings (deficit)                                 (1,337,483)      (3,119,096)
                                                            ------------     ------------
                                                               8,989,807        7,202,089

  Treasury stock, at cost, 2,067,254 shares in 1997 and
   2,007,460 shares in 1996                                   (2,544,681)      (2,460,059)
                                                            ------------     ------------
                                                               6,445,126        4,742,030
                                                            ------------     ------------


        Total liabilities and stockholders' equity          $ 21,996,519     $ 23,918,105
                                                            ============     ============



    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  --------------------------------------------


                                                                  1997             1996             1995
                                                                  ----             ----             ----
REVENUES
  Net sales                                                   $  2,435,334     $  2,816,386     $  2,708,955
  Service income                                                18,383,557       18,524,816       18,147,243
                                                              ------------     ------------     ------------
                                                                20,818,891       21,341,202       20,856,198
                                                              ------------     ------------     ------------
COSTS AND EXPENSES
  Cost of sales                                                  1,820,352        2,071,596        1,920,118
  Selling, general and administrative expenses                  17,167,393       17,518,394       16,667,723
                                                              ------------     ------------     ------------
                                                                18,987,745       19,589,990       18,587,841
                                                              ------------     ------------     ------------

OPERATING INCOME BEFORE
 DEPRECIATION                                                    1,831,146        1,751,212        2,268,357
                                                              ------------     ------------     ------------

DEPRECIATION                                                       823,363          964,715          902,692
                                                              ------------     ------------     ------------

OPERATING INCOME                                                 1,007,783          786,497        1,365,665
                                                              ------------     ------------     ------------

OTHER INCOME (EXPENSE)
  Minority interests in loss (earnings), net of tax                176,888          (76,860)        (171,701)
  Interest expense, net (Notes 4 and 7)                         (1,264,878)      (1,104,278)      (1,050,226)
  Equity in earnings of unconsolidated affiliates (Note 6)         198,680                -                -
  Gain on sale of nursing homes assets (Note 1B)                 1,778,007                -                -
  Other, net                                                        84,633          109,254           21,008
                                                              ------------     ------------     ------------
                                                                   973,330       (1,071,884)      (1,200,919)
                                                              ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                                1,981,113         (285,387)         164,746

INCOME TAX BENEFIT (EXPENSE) (NOTE 9)                             (199,500)          39,109           51,979
                                                              ------------     ------------     ------------

NET INCOME (LOSS)                                             $  1,781,613     $   (246,278)    $    216,725
                                                              ============     ============     ============


INCOME (LOSS) PER COMMON SHARE  (NOTE 1)
  Basic                                                       $       0.29     $      (0.04)    $       0.04
                                                              ============     ============     ============
  Diluted                                                     $       0.26     $      (0.04)    $       0.04
                                                              ============     ============     ============


WEIGHTED AVERAGE SHARES
 OUTSTANDING
   Basic                                                         6,224,241        5,825,686        6,131,770
                                                              ============     ============     ============
   Diluted                                                       6,916,241        5,825,686        6,131,770
                                                              ============     ============     ============




    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  --------------------------------------------


                                                          COMMON        CAPITAL IN       RETAINED       TREASURY
                                                           STOCK       EXCESS OF PAR     EARNINGS         STOCK          TOTAL
                                                        -----------     -----------     -----------     -----------     -----------

BALANCE AT DECEMBER 31, 1994                            $    82,407     $10,311,509     $(3,089,543)    $  (104,826)    $ 7,199,547


  Shares contributed to Retirement Plan
   (21,764 shares)                                                          (40,257)                         50,157           9,900

  Warrants exercised for common stock                            28           3,722                                           3,750

  Treasury stock acquired (2,500,000 shares)
   (Note 2 )                                                                                             (2,887,347)     (2,887,347)

  Net income                                                                                216,725                         216,725
                                                        -----------     -----------     -----------     -----------     -----------


BALANCE AT DECEMBER 31, 1995                                 82,435      10,274,974      (2,872,818)     (2,942,016)      4,542,575


  Shares contributed to Retirement Plan
    (16,262 shares)                                                         (10,224)                         18,957           8,733

  Sale of treasury shares (500,000 shares) (Note 10)                        (26,000)                        463,000         437,000

  Net loss                                                                                 (246,278)                       (246,278)
                                                        -----------     -----------     -----------     -----------     -----------


BALANCE AT DECEMBER 31, 1996                                 82,435      10,238,750      (3,119,096)     (2,460,059)      4,742,030


  Shares contributed to Retirement Plan
     (6,306 shares)                                                           1,730                           7,728           9,458

  Treasury stock acquired (66,100 shares)                                                                   (92,350)        (92,350)

  Stock options exercised (5,000 shares)                         50           4,325                                           4,375

  Net income                                                                              1,781,613                        1,781,613
                                                        -----------     -----------     -----------     -----------     -----------


BALANCE AT DECEMBER 31, 1997                            $    82,485     $10,244,805     $(1,337,483)    $(2,544,681)    $ 6,445,126
                                                        ===========     ===========     ===========     ===========     ===========





    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  --------------------------------------------


                                                            1997            1996            1995
                                                         -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $ 1,781,613     $  (246,278)    $   216,725
                                                         -----------     -----------     -----------
  Adjustments required to reconcile net income
   (loss) to net cash provided by operating
    activities:
     Amortization, depreciation and other, net               851,811         985,200         920,606
     Provision for losses on notes and accounts
      receivable                                             153,995         110,620         105,528
     Gain on sale of nursing home assets                  (1,778,007)              -               -
     Gain on sale of other assets                            (77,169)              -               -
     Life insurance premium reserve                                -               -        (376,000)
     Costs associated with acquisition of minority
       interest in limited partnership                             -               -         151,950
     Minority interest in earnings (losses)  of
      consolidated subsidiaries                             (176,888)         76,860         171,701
     Equity in earnings of unconsolidated affiliates        (198,680)              -               -
     Changes in assets and liabilities:
      Receivables:
        Sale (purchase) of receivables                      (607,229)        970,550      (1,354,048)
        Other changes                                       (429,771)       (534,300)        314,009
      Inventories                                            279,979           6,112         (29,350)
      Prepaid expenses and other current assets              100,045         160,611         130,423
      Accounts payable                                       578,061        (107,453)          3,693
      Accrued expenses and other liabilities              (1,581,208)     (1,656,355)        716,346
      Federal income taxes payable                            40,000        (100,000)       (220,000)
      Deferred charges and other                              35,812        (236,455)         23,607
                                                         -----------     -----------     -----------
       Total adjustments                                  (2,809,249)       (324,610)        558,465
                                                         -----------     -----------     -----------
         Net cash provided by (used in) operations        (1,027,636)       (570,888)        775,190
                                                         -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of minority interest from limited partners              -               -        (250,000)
  Collection of miscellaneous receivable                           -               -       1,700,000
  Advances to unconsolidated affiliates                     (451,110)              -               -
  Collection on sale of nursing homes assets                 750,000               -               -
  Proceeds from sale of other property, plant and
   equipment and investments                                 115,500               -               -
  Investment in unconsolidated affiliates                   (442,300)              -               -
  Decrease (increase) in notes receivable                   (149,137)        (33,788)        278,962
  Disbursements to related parties and
   former affiliates, net                                    (62,669)       (232,575)       (184,390)
  Utilization of (deposit to) restricted cash               (104,382)        (70,113)        243,654
  Capital expenditures                                      (569,676)       (544,866)       (504,321)
                                                         -----------     -----------     -----------
         Net cash provided by (used in) investing
          activities                                        (913,774)       (881,342)      1,283,905
                                                         -----------     -----------     -----------

    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  --------------------------------------------

                                                                   1997            1996            1995
                                                               -----------     -----------     -----------
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Distributions to limited partners, net                          (143,842)              -        (143,842)
  Purchase of common stock of subsidiary                           (92,230)         (8,000)         (2,000)
  Proceeds from sale of treasury stock                                   -         500,000               -
  Treasury stock purchased                                         (92,350)              -               -
  Proceeds from officer obligation                                  90,000         360,000               -
  Principal payments of officer obligation                        (145,000)       (305,000)              -
  Proceeds from warrants and options exercised                       4,375               -           3,750
  Principal payments on long-term obligations                   (1,157,251)       (875,659)     (1,589,240)
  Proceeds from borrowing on long-term obligations               3,604,934       2,243,447           4,520
  Net advances from (payments to)
   securitization program                                         (392,287)        392,287        (478,500)
                                                               -----------     -----------     -----------
        Net cash provided by (used in) financing activities      1,676,349       2,307,075      (2,205,312)
                                                               -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH                                   (265,061)        854,845        (146,217)

CASH - BEGINNING OF PERIOD                                         890,670          35,825         182,042
                                                               -----------     -----------     -----------

CASH - END OF PERIOD                                           $   625,609     $   890,670     $    35,825

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the years for:
    Interest, net of interest income                           $ 1,266,205     $ 1,039,873     $ 1,060,226
    Income taxes                                               $    43,816     $   141,688     $   252,593

Supplemental Disclosures of Noncash
 Investing and Financing Activity (Note 15)



    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

         A.       PRINCIPLES OF CONSOLIDATION
                  ---------------------------

                  The primary business of The Wendt-Bristol Health Services Corporation and its Subsidiaries (the "Company") is to provide health care services. Through subsidiaries and a limited partnership, The Wendt-Bristol Company ("W-B"), itself a subsidiary, operates three nursing homes (two disposed of at December 31, 1997), a home health care delivery service (ceased operations during 1997), a diagnostics center featuring fixed-site magnetic resonance imaging ("MRI"), CT Scan, Sonography and other modalities. Additionally, the Company operates a retail pharmacy in Ohio and is the landlord of a non-related manufacturing building (see Note 12A).

                  A subsidiary of W-B is a member in three limited liability companies. One company operates a diagnostic center that features an open-field magnetic resonance imaging device. The second company operates a radiation therapy practice. The third company has acquired land for which it has commenced construction (in 1998) of a medical complex, a significant portion of which Company affiliates will rent and operate. Investments in affiliated companies, owned 22-1/2% to 50% inclusive are stated at cost of investment plus the Company's equity in undistributed net income since acquisition. The change in the equity in net income of these companies is included in equity in earnings of unconsolidated affiliates in the Consolidated Statements of Operations.

                  The consolidated financial statements include the accounts of all companies of which The Wendt-Bristol Health Services Corporation or a wholly-owned subsidiary has majority ownership or management control. All material intercompany transactions have been eliminated in consolidation.

         B.       ACQUISITIONS AND DISPOSITIONS OF SUBSIDIARIES, SIGNIFICANT
                  ----------------------------------------------------------
                  ASSETS, PARTNERSHIP INTERESTS OR OWNERSHIP INTERESTS
                  ----------------------------------------------------

                  Effective at the close of business on December 31, 1997, the Company sold all of the operating assets of two of its three nursing homes for a total purchase price of approximately $9.9 million. This was financed with cash of $750,000; assumption of mortgage debt of approximately $6.2 million and a note receivable of approximately $2.9 million. The entire note is expected to be paid in full on April 21, 1998. The following summarizes the operations of the two nursing homes for the years ended December 31, 1997, 1996 and 1995:

                                                        (IN 000'S)
                                           1997 (A)         1996         1995
                                           --------         ----         ----

                       Revenues            $   9,123    $   9,254    $   8,508
                       Operating income        1,091        1,049          479
                       Net income                495          110         (110)

                      (A) Excludes gain on sale of nursing home assets
                  During December 1996, the Wendt-Bristol Diagnostics Company ("Diagnostics") formed Wendt-Bristol Crosswoods, Ltd. During January 1997, Diagnostics invested $325,000 for a 50% interest in this new entity. Such funds were used to acquire operating assets, including an open field magnetic resonance imaging device. Operations of this new diagnostics center began in January 1997 and has expanded to include helical CT and additional modalities during 1997.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

    NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL
                  (CONTINUED)

         B.       ACQUISITIONS AND DISPOSITIONS OF SUBSIDIARIES, PARTNERSHIP
                  ----------------------------------------------------------
                  INTERESTS OR OWNERSHIP INTERESTS (CONTINUED)
                  --------------------------------------------

                  During 1997, Diagnostics acquired a 22.5% interest in Wendt-Bristol at Park Oncology Center, Ltd., a venture that was formed to own and operate a radiation therapy center. Operations began during the fourth quarter 1997.

                  During 1997, Diagnostics acquired a 50% interest in Jasonway, Ltd., a venture that was formed to construct and rent a medical and office complex. Construction is anticipated to be completed by third quarter 1998.

                  During 1997, the Company ceased to operate its home health care delivery services. Loss from operations approximated $91,000, $124,000, and $47,000 for the years ended December 31, 1997, 1996, 1995, respectively, which is included in the Consolidated Statements of Operations.

                  During March 1995, the Company acquired 345,000 common shares in a subsidiary of the Company, Diagnostics, for approximately $744,000 (see Note 2). The purchase of these common shares in addition to nominal subsequent activity has increased the Company's ownership to approximately 86%. The acquisition cost exceeded the underlying equity in net assets ("goodwill") by $146,700. See Note 1H for further discussion with respect to amortization.

                  In 1995, the Company purchased the limited partnership interests for cash of $250,000. The purchase price in excess of the limited partnership's book basis approximating $151,000 has been expensed in the Consolidated Statement of Operations and included in the caption "Other, net".

         C.       STATEMENT OF CASH FLOWS
                  -----------------------

                  For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash. No such investments were purchased during 1997, 1996 or 1995.

         D.       CONCENTRATIONS OF CREDIT RISK
                  -----------------------------

                  Credit risk associated with cash balances in excess of federally-insured amounts is minimized by using several accounts at major financial institutions.

         E.       ACCOUNTS RECEIVABLE
                  -------------------

                  In May, 1996 the Company and certain of its subsidiaries entered into a financing arrangement involving the sale of their trade accounts receivable. This financing arrangement terminated through payment in March, 1997 (see Note 4).

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

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

    NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL
                 (CONTINUED)

         E.       ACCOUNTS RECEIVABLE (CONTINUED)
                  -------------------------------

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

         F.       INVENTORIES
                  -----------

                  Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories at December 31, 1997 and 1996 were $202,951 and $482,930, respectively. These inventories consist of retail pharmaceuticals, durable medical equipment and supplies.

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

         H.       EXCESS OF COST OVER ASSETS OF BUSINESSES AND SUBSIDIARIES
                  ---------------------------------------------------------
                  ACQUIRED
                  --------

                  Costs of acquired businesses in excess of the value of net assets (i.e., goodwill) are amortized over periods ranging from 20 to 40 years, except for goodwill associated with the manufacturing real estate, which is being amortized over the estimated remaining life of the building. During the fourth quarter of 1997, the Company deducted the remaining goodwill of approximately $189,000 associated to its interest in Health America against the gain on the sale of the nursing homes. Amortization expense excluding this one-time adjustment for the years ended December 31, 1997, 1996, and 1995, approximated $28,400, $20,500 and $17,900, respectively. Accumulated amortization at December 31, 1997, 1996 and 1995, was $141,900, $163,000, and $141,200, respectively. Goodwill consists of an amount applicable to the manufacturing real estate and the purchase of common shares of Diagnostics Company (see Note 1B).

                  The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. There were no such impairment adjustments at December 31, 1997, 1996 and 1995.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

    NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL
                  (CONTINUED)

         I.       DEFERRED CHARGES
                  ----------------

                  The Company has included in deferred charges costs that are being amortized over future periods ranging from 5 to 11 years. Deferred charges are predominantly costs associated with financing, costs incurred for staff training, opening new facilities and a rent adjustment to properly recognize rental income on the leased manufacturing facility.

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

         K.       INCOME (LOSS) PER SHARE
                  -----------------------

                  Per share amounts were computed using the weighted average number of shares outstanding during each period for basic which was adjusted for the effect of dilutive potential common shares in the computation of diluted EPS. (See Note 10)

         L.       INCOME TAXES
                  ------------

                  The Company utilizes the liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes, and are measured using the enacted tax rates and laws that will be in effect or expected to continue in effect when the differences are expected to reverse. (See Note 9).

         M.       FINANCIAL INSTRUMENTS AND FAIR VALUE
                  ------------------------------------

                  The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable (see
                  Note 16).

                  The Company enters into foreign currency contracts in order to reduce the impact of certain foreign currency fluctuations. The Company does not enter into financial instruments for trading or speculative purposes. Gains and losses related to qualifying hedges of firm commitments are deferred and are recognized as income or as adjustments of carrying amounts when the hedged transaction occurs.

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

        O.         ACCOUNTING PRONOUNCEMENTS FOR 1998
                   ----------------------------------

                  The FASB has issued three pronouncements for fiscal years beginning after December 15, 1997 -- SFAS No. 130 -- "Reporting of Comprehensive Income"; SFAS No. 131 -- "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 132 -- "Employers' Disclosures about Pensions and Other Postretirement Benefits". The Company believes that the effect of the adoption of the above will not be material to its financial position or results of operations.

    NOTE 2.       PRIVATE COMMON STOCK TRANSACTIONS

                  On February 27, 1995, the Company, pursuant to a certain Stock Exchange Agreement (the "Agreement") by and between the Company and the Insurance Commissioner of the Commonwealth of Pennsylvania, as Statutory Liquidator (the "Statutory Liquidator") for Corporate Life Insurance Company ("CLIC") and successor to CLIC, agreed to sell to the Statutory Liquidator thirty thousand (30,000) preferred shares (par value $100 per share or a total of $3,000,000) owned by the Company in Life Holdings, Inc., in exchange for two million (2,000,000) shares of the Company's common stock and three hundred thousand (300,000) shares of common stock of Wendt-Bristol Diagnostics Company ("Diagnostics"), a majority-owned consolidated subsidiary of the Company, owned by CLIC. The closing of the transaction contemplated by the Agreement occurred on March 2, 1995. The value assigned to (i) the Company's 2,000,000 common shares of $2,481,091 ($1.24 per share) and (ii) the Diagnostics 300,000 common shares of $518,909 ($1.73 per share) equal $3,000,000. The Company's common shares have been included in Treasury Stock on the accompanying balance sheet for 1997, 1996 and 1995; while Diagnostic's common shares are recorded as an additional investment in a consolidated subsidiary, which is eliminated in consolidation except for goodwill.

                  In addition, as part of the transaction contemplated by the Agreement, the Company or its designee agreed to purchase from the Statutory Liquidator, within ninety (90) days, subject to extension, five hundred thousand (500,000) additional shares of common stock of the Company for a price of $.80 per share, and forty-five thousand (45,000) additional shares of common stock of Diagnostics for a price of $5.00 per share. This resulted in increases in Treasury Stock of the Company of $400,000 (see Note 10 for sale of treasury stock) and $225,000 recorded as a further increase in the investment in a consolidated subsidiary which is eliminated in consolidation except for goodwill. The remaining amount payable at December 31, 1996 of $325,000 along with additional costs was subsequently paid in its entirety during the first quarter of 1997.

           WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

     NOTE 2.      PRIVATE COMMON STOCK TRANSACTIONS (CONTINUED)

                  Upon the March 2, 1995 closing and acquisition of the additional 500,000 common shares of Company and 45,000 common shares of Diagnostics, the Company has reacquired all shares previously issued and/or sold in transactions with CLIC.

                  At December 31, 1997, 1996 and 1995, the Company owns, through its wholly owned subsidiary, approximately 86%, 83%, and 83%, respectively, in Diagnostics. See above and Note 1B concerning Wendt-Bristol Company's acquisition of approximately 29% additional shares of Diagnostics in 1995 and other subsequent activity.

     NOTE 3.      RESTRICTED CASH

                  The Company has restricted cash of $221,120 and $381,025 at December 31, 1997 and 1996, respectively. The amounts in a bank trust account were $179,934 and $171,654 at December 31, 1997 and 1996, respectively. These restricted assets were set aside to satisfy the New Jersey Department of Environmental Protection and Energy in connection with the reimbursement of clean-up expenses at the leased manufacturing facility located in Passaic, New Jersey. (See Item 1. Business and Note 12A.) The remainder of the cash in 1997 represents amounts in a brokerage margin account that is maintained in conjunction with foreign exchange futures contracts. The remainder of the restricted cash in 1996 represents amounts placed in escrow for "replacement" reserves at the mortgage agent for the Department of Housing and Urban Development ("HUD") for HUD insured financed skilled nursing facilities. See Note 1B concerning the sale of the two HUD facilities.

     NOTE 4.      RECEIVABLES

                  The following schedule states current receivables by specific groups as indicated at December 31:

                                                                    1997          1996
                                                                 ----------    ----------
                       Receivables:
                         Trade (net of allowance for doubtful
                          accounts) - (a)                        $2,878,726    $2,014,403
                                                                 ----------    ----------
                       Notes receivable - current:
                         Nursing homes sales (b)                  2,923,794             -
                         Related parties (c)                         60,760        67,822
                         Unconsolidated affiliates (d)              180,000             -
                         Others                                      72,346        52,791
                                                                 ----------    ----------
                       Total                                      3,236,900       120,613
                                                                 ----------    ----------

                       Miscellaneous receivables:
                         Nursing homes sale (b)                     326,990             -
                         Securitization program reserves (e)              -       232,131
                         Due from limited partners (f)              440,000             -
                         Medicare settlements                       259,202       215,561
                         Others - (g)                               624,472       442,963
                                                                 ----------    ----------
                       Total                                      1,650,664       890,655
                                                                 ----------    ----------

                       Total current receivables                 $7,766,290    $3,025,671
                                                                 ==========    ==========

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

     NOTE 4.      RECEIVABLES (CONTINUED)

                  (a) During May, 1996, the Company and certain of its subsidiaries entered into an agreement with a finance company to secure additional working capital funds. This agreement was terminated amicably through a pay-off in March, 1997. Trade receivables at December 31, 1996 are shown net of receivables purchased by the finance company. Total cash proceeds from the sale of these receivables amounted to approximately $5,478,000 in 1996. Uncollected sold receivable balances approximated $736,000 at December 31, 1996. Program fees and costs are included in "interest expense, net" and "selling, general and administrative" approximating 16% for the years ended December 31, 1997 and 1996, respectively, in the Consolidated Statement of Operations. Such sales are not included in the Consolidated Statement of Operations and no gain or loss arise from these transactions.

                           Additionally, the purchaser advanced funds that were in excess of purchased receivables of which $392,287 was outstanding at December 31, 1996 and was subsequently paid in 1997.

                  (b) At December 31, 1997, the Company sold two of its nursing homes assets. The current note receivable was expected to be received in full on April 21, 1998. (See Note 1B) The miscellaneous receivables represent escrow balances related to HUD financing for which the Company is anticipating reimbursement in 1998.

                  (c) The balance consists of the current portion of notes receivable for the sale of assets to a related party (See Notes 11B and 11C).

                  (d) The balance consists of notes receivable from unconsolidated affiliates. (See Notes 1A and 6).

                  (e) In connection with the securitization program above, the third party purchasing the receivables held reserves as additional collateral for the receivables purchased from the Company. These cash reserves were released in full upon termination of the securitization program.

                  (f) A subsidiary of the Company is the general partner in a limited partnership. Based on the allocation of income in accordance with the partnership agreement, the balance is due from the limited partners for excess income allocated to the limited partners' from the general partner. It is management's estimate that all income reallocated during the current year totaling $440,000 will be restored in 1998 as a result of the priorities established in the partnership agreement.

                  (g) The balance consists mostly (approximately $400,000 and $367,000 in 1997 and 1996, respectively) of a receivable due from the former owner of two of the nursing homes regarding final collection of the purchase price of the transaction. (See Note 12B).

                  Total interest income for the years ended December 31, 1997, 1996 and 1995, amounted to approximately $204,000, $193,000, and $134,000, respectively, and is netted against interest expense in the accompanying Consolidated Statements of Operations.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

     NOTE 5.      PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment at December 31, 1997 and 1996 and the estimated useful lives used in computing depreciation are as follows:

                                                              DECEMBER 31,               ESTIMATED
                                                              ------------             USEFUL LIVES
                                                         1997             1996          (IN YEARS)
                                                         ----             ----          ----------

                       Land and improvements         $  1,385,529     $  1,666,105               30
                       Buildings and improvements       4,910,500       11,941,568             3-40
                       Machinery and equipment          6,785,554        7,272,620             3-14
                                                     ------------     ------------
                                                       13,081,583       20,880,293

                       Accumulated depreciation
                        and amortization               (4,742,587)      (6,135,704)
                                                     ------------     ------------
                                                     $  8,338,996     $ 14,744,589
                                                     ============     ============

                  Included in machinery and equipment and buildings and improvements are $746,000 and $167,000, respectively of assets not placed in service at December 31, 1996. These assets were placed in service during the third quarter of 1997.

                  Included in property, plant and equipment at December 31, 1997 and 1996 are land, buildings and improvements of $4,517,834 and $4,453,608 with accumulated depreciation and amortization of $1,176,265 and $1,061,488, respectively, leased to the purchaser of its former manufacturing division (see Note 12A).

                  Depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995 was $823,363, $964,715, and
                  $902,692, respectively.

     NOTE 6.      EQUITY IN UNCONSOLIDATED AFFILIATES

                  Audited financial information of the affiliates which are accounted for by the equity method (See Note 1A) is summarized below:

                                                                                          (IN 000'S)
                                                                                       DECEMBER 31, 1997
                                                                                       -----------------
                                           COMBINED BALANCE SHEETS
                       Current assets                                                     $1,046,000
                       Property, plant and equipment, net of accumulated
                         depreciation                                                      5,340,000
                       Other non-current assets                                              380,000
                                                                                          ----------
                            Total assets                                                  $6,766,000
                                                                                          ==========
                       Liabilities                                                        $5,583,000
                       Equity                                                              1,183,000
                                                                                          ----------
                            Total liabilities and equity                                  $6,766,000
                                                                                          ==========
                                      COMBINED STATEMENTS OF OPERATIONS
                       Service revenues                                                   $1,524,000
                       Operating income                                                      381,000
                       Net income                                                            363,000

                  A limited liability company in which the Company has a 50% interest with assets of $875,000, liabilities of $840,000 and equity of $35,000 is unaudited as of December 31, 1997. The limited liability company has acquired land for which a medical facility is under construction, therefore, it has no operations.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

     NOTE 6.      EQUITY IN UNCONSOLIDATED AFFILIATES (CONTINUED)

                  As a result of the limited liability companies being taxed as partnerships for Federal income tax purposes, there is no tax provided for earnings.

     NOTE 7.      LONG-TERM OBLIGATIONS

                  At December 31, 1997 and 1996, long-term obligations are as follows:

                                                                                     1997          1996
                                                                                  ----------    ----------
                  5.5% subordinated convertible bond,
                  interest only payable in quarterly
                  installments, principal due December, 2001                      $1,000,000    $1,000,000

                  5.0% bonds, denominated in Swiss francs,
                  interest only payable in quarterly
                  installments, principal due February, 2002                       3,416,934             -

                  8.875% mortgage, payable in monthly
                  installments including interest through
                  December, 2034.  Paid off as real estate was
                  sold on December 31, 1997                                                -     3,166,432

                  9% mortgage, payable in monthly installments
                  including interest through June, 2027.  Paid
                  off as real estate was sold on December 31,                              -     2,931,243
                  1997

                  9.41% mortgage, payable in monthly installments
                  including interest through April, 2016                             690,661       704,172

                  Variable rate mortgage - interest at 11.50% and
                  11.25% at December 31, 1997 and 1996, respectively,
                  payable in monthly installments including interest
                  through April, 2001, with any remaining balance due
                  May 1, 2001                                                      1,546,509     1,646,649

                  Variable rate mortgage - interest at 10.5% at
                  December 31, 1996, payable in monthly
                  installments through December, 1997                                      -        34,992

                  7.7% to 13% notes payable in monthly
                  installments including interest, through
                  February, 2004, collateralized by equipment                      3,483,681     3,195,597

                  12% notes payable in monthly installments
                  including interest                                                       -       128,578

    THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

     NOTE 7.      LONG-TERM OBLIGATIONS (CONTINUED)

                                                        1997             1996
                                                     -----------      -----------

                  Capitalized lease obligations                -           23,951
                                                     -----------      -----------
                                                      10,137,785       12,831,614

                  Less: current installments             986,148          750,758
                                                     -----------      -----------
                  Long-term portion                  $ 9,151,637      $12,080,856
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

                  OTHER
                  -----

                  Aggregate future principal maturities of long-term debt and capital lease obligations are as follows: 1998- $986,148, 1999
                  - $831,526, 2000 - $938,203, 2001 - $1,702,655, and thereafter
                  - $5,679,254.

                  All land and real estate is collateralized by the mortgages payable.

                  The Company incurred interest expense in the amount of $1,469,251, $1,297,630, and $1,183,945 in 1997, 1996 and 1995,
                  respectively.

                  COMMITMENTS
                  -----------

                  The Company, its subsidiaries, and a limited partnership have committed to certain equipment acquisitions that will be financed through a combination of current equipment financing relationships, vendor programs or newly available resources. The cost of such equipment currently on order is approximately $2,500,000.

                  In April 1998, the Company secured with a finance company an equipment lease line of credit for $1,000,000. The entire lease line is available.

                  See Commitments and Contingencies Note 12D for debt guarantees made by the Company for entities which the Company has equity ownership interests.

     NOTE 8.      LEASE COMMITMENTS

                  With the exception of the medical diagnostic center which is owned by a limited partnership, the Company leases all of the locations used in its businesses under leases expiring on dates ranging through July 2015.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 8.    LEASE COMMITMENTS (CONTINUED)

           As of December 31, 1997, minimum annual rental commitments under noncancelable leases amount to: OPERATING LEASES

                               1998            $    590,619
                               1999                 549,156
                               2000                 478,409
                               2001                 366,901
                               2002                 344,302
                            Thereafter            4,120,816
                                               ------------
                                               $  6,450,203
                                               ============

           In addition, the Company remains contingently liable for certain leases on locations that have been sold. These contingent leases include payments aggregating $104,000 over the next three years.

           Rental expense included in the Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995, was approximately $567,000, $569,000, and $564,000, respectively, net of annual sublease income of $870, $1,740, and $20,180, respectively. Amortization of assets recorded under capital leases is included in depreciation expense.

NOTE 9.    INCOME TAXES

           The Company has recognized a deferred tax liability, a deferred tax asset and a valuation allowance against the deferred tax assets. The components of these consolidated deferred tax items at December 31, 1997 and 1996 are as follows:


                                                          1997           1996
                                                          ----           ----
           Assets:
             Net operating loss carryforwards        $  781,700     $1,874,000
             Investment tax credit carryforwards         25,900         28,400
             Bad debt allowance                          51,300         47,600
             Other                                        3,000          3,000
                                                        -------      ---------
                                                        861,900      1,953,000
             Less:  valuation allowance                     -          200,000
                                                        -------      ---------
                                                        861,900      1,753,000
                                                        =======      =========

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 9.    INCOME TAXES (CONTINUED)


                                                      1997           1996
           Liabilities:
             Depreciation and amortization          109,300        604,500
             Costs capitalized in connection
              with acquisitions                     605,000        884,600
             Other                                   10,200         10,200
                                                 ----------     ----------
                                                    724,500      1,499,300

           Net deferred tax asset                $  137,400     $  253,700
                                                 ==========     ==========

           These deferred tax assets and liabilities have been offset for balance sheet presentation except for the "net deferred tax asset" which is included in the balance sheet caption "Other Assets". Management has utilized approximately $3.2 million of net operating loss carryforwards through the sale of two nursing home assets in 1997. Additionally, the valuation allowance was reduced by $200,000. These two factors combined to result in a deferred tax expense of $116,300 in 1997. Management has recognized a deferred tax benefit of $84,300 in 1996 by a reduction in the valuation allowance for the expected utilization of net operating losses during the carryforward period. Management has considered the provisions of SFAS No. 109 that allows for utilization of tax planning strategies associated with real estate. These strategies, if necessary, could consider a possible sale and/or sale/leaseback of such real estate to preclude the expiration of net operating losses without realization of a tax benefit. Realization of the deferred tax asset is dependent on generating sufficient taxable income including use of management's tax planning strategies prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that a significant amount of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if either the current estimates of future taxable income are reduced or management would be unable to effect an expected sale and/or sale/leaseback of real estate. Both of these conditions are currently necessary for consideration in the evaluation of the realizability of the deferred tax assets and estimated valuation allowance.

           Consolidated net operating losses available for tax purposes at December 31, 1997 are approximately $2,300,000, expiring $645,000 in 2004, $935,000 in 2006, $335,000 in 2008 and $383,000 in 2009.
           Investment tax credits available for tax purposes at December 31, 1997 are approximately $25,900 expiring at various dates from 1998 to 2000. In 1997 and 1996 as a result of consolidated taxable income the Company was able to utilize net operating losses of $3,160,000 and $27,000, respectively, of which $730,000 and $27,000, respectively, was pre-operating losses of an acquired subsidiary which was only to be used to offset taxable income by that subsidiary.

           As discussed in Note 2, the Company had previously sold a portion of its interest in Diagnostics and, as a result, Diagnostics began to file its income tax returns on a separate company basis. Diagnostics has no significant temporary differences that give rise to deferred tax assets or liabilities at December 31, 1997, 1996 and 1995.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 9.    INCOME TAXES (CONTINUED)

           During 1995, see Note 2, the Company acquired additional common shares in Diagnostics, thereby allowing for its inclusion in the consolidated tax return of the Company.

           For the years ended December 31, 1997, 1996 and 1995 a reconciliation of the statutory rate and effective rate for the provision for income taxes consists of the following based on amounts that do not include minority interests:


                                                              NOT INCLUDING
                                                               DIAGNOSTICS
                                                              (PERCENTAGE)
                                                              ------------
           DECEMBER 31, 1997
           -----------------
           Federal statutory rate                                 34.0
           Minority interests                                     (3.7)
           Equity in unconsolidated affiliates                    (4.2)
           State and local income taxes, net of federal
            tax benefit                                            1.1
           Alternative minimum tax                                 2.5
           Tax effect of permanent differences                    (5.0)
           Valuation allowance                                   (12.4)
                                                                 -----

           Effective rate                                         12.3
                                                                 =====

           DECEMBER 31, 1996
           -----------------
           Federal statutory rate                                (34.0)
           Minority interests                                     13.6
           State and local income taxes, net of federal
            tax benefit                                            6.3
           Tax effect of permanent differences                    44.0
           Valuation allowance                                   (49.1)
                                                                 -----

           Effective rate                                        (19.2)
                                                                 =====



                                                               DIAGNOSTICS
                                                              (PERCENTAGE)
                                                              ------------

           DECEMBER 31, 1995
           -----------------
           Federal statutory rate                             34.0      34.0
           Minority interests                                 (8.1)     (8.2)
           State and local income taxes, net of federal
            tax benefit                                        1.3       1.1
           Tax effect of permanent differences
                                                             (26.0)      2.0
           Valuation allowance                               (43.6)      -
                                                             -----      ----

           Effective rate                                    (42.4)     28.9
                                                             =====      ====

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 9.    INCOME TAXES (CONTINUED)

           The expense (benefit) for income taxes consists of the following:


                                                1997          1996          1995
                                                ----          ----          ----
           Federal:
             Consolidated
               Current expense                $ 40,000     $    -         $   -
               Deferred expense (benefit)      116,300      (84,300)          -
             Without Diagnostics
               Current expense                     -            -             -
               Deferred benefit                    -            -         (74,540)

           State:
             Consolidated
               Current expense                  43,200       45,191           -
             Without Diagnostics
               Current expense                     -            -           7,006
             Diagnostics
               Current expense                     -            -          15,555
                                              --------     --------      --------

           Total tax expense (benefit)        $199,500     $(39,109)     $(51,979)
                                              ========     ========      ========

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

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 10.   STOCKHOLDERS' EQUITY (CONTINUED)

           WARRANTS

           A. At December 31, 1997, there were 414,538 warrants outstanding. Each warrant, as a result of a November 1990 amendment, is exercisable for two and three quarters (2-3/4) shares of The Wendt-Bristol Health Services Corporation common stock. The Company has reserved 1,139,980 shares for such issue. The exercise price of $3.75 per warrant is the equivalent of $1.36 per share. Other terms of the warrants remain the same as when originally issued in 1986, including the anti-dilution provisions, except that the expiration date has been extended to May 1, 1999, and the redemption feature has been removed.

                  Also, as a result of the November 1990 amendment, upon exercise of existing warrants, in addition to the common shares to be received upon such exercise, each warrant holder will receive, upon registration under the Securities Act of 1933, a newly-created Series II warrant which has been extended to May 2000, which enables the warrant holder upon exercise of the Series II warrant to purchase 2 shares of common stock at $3.00 per share.

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

           The Board of Directors granted options for 10,000 shares to each outside Director upon their election. All such options have expired except for one block of options to purchase 10,000 shares at a price of $.375 with an expiration date of February 1, 2000. Beginning in 1992, 1,000 options were granted annually to each outside Director upon his anniversary month as an outside Director. As of December 31, 1997, 17,000 options were issued to outside directors. The annual expense for these outside directors using the fair value based method (SFAS No. 123) approximated $300.

           In June, 1993 the Board of Directors granted 80,000 options to purchase shares at a price of $1.25 to certain officers and key employees of which 65,000 are outstanding at December 31, 1997. These options will expire on June 3, 1998.

           In May, 1996 the Board granted options totaling 130,000 shares to certain officers and key employees of which 110,000 are outstanding at December 31, 1997. Such options are exercisable at a price of $.875 per share and expire on May 23, 2001.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 10.   STOCKHOLDERS' EQUITY (CONTINUED)

           In 1997, 5,000 options were exercised at $.875 per share for total proceeds of $4,375. Additionally, 30,000 options with exercise prices of $.875 to $1.25 were terminated as the employees are no longer employed by the Company.

           No options were exercised in 1996 or 1995. There were 192,000 stock options outstanding at December 31, 1997 at prices ranging from $.375 to $1.4375 per share. At December 31, 1997 and 1996, options available for grant were 53,000 and 19,000, respectively.

           The Company utilizes the intrinsic value method under APB No. 25 to account for employee stock options. The Company has utilized the Black Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants in all years. Dividend yield of 0%, risk-free interest rate of 6%, and expected option life of 5 years. Expected volatility was 74.6%. If the Company had utilized the fair value based method under FASB No. 123, the impact would not be significant to the financial statements.

           EARNINGS PER SHARE

           The following is a reconciliation of the basic and diluted EPS for December 31, 1997. As noted below, basic and diluted EPS are the same for the years ended December 31, 1996 and 1995.


                                            INCOME          SHARES     PER SHARE
                                          (NUMERATOR)  (DENOMINATOR)    AMOUNT
           BASIC EPS
           ---------
             Income available to
              common stockholders         $1,781,613       6,224,241    $   .29
                                                                        =======

             Effect of dilutive
              securities (net of tax)
               5.5% convertible bond          35,200        500,000
               Options                        15,017        192,000
                                              ------        -------


           DILUTED EPS
           -----------
             Income available to
              common stockholders and
              assumed conversions         $1,831,830      6,916,241     $   .26
                                          ==========      =========     =======


           At December 31, 1997 and 1995, 1,440,980 and 1,248,980 stock options and warrants not associated with convertible debt were excluded from the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. At December 31, 1996, all potential common stock would be anti-dilutive due to the net loss. At December 31, 1995, all outstanding stock options and warrants were excluded from diluted EPS because the exercise price was greater than the average market price of the common shares.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 11.   RELATED PARTY TRANSACTIONS

      A.   PARTNERSHIP OWNERSHIP

           Certain officers and directors own, in the aggregate, less than 6% of the outstanding limited partnership interests of a limited partnership of which a subsidiary of the Company is the managing general partner.

      B.   SALE OF ASSETS TO A RELATED PARTY

           Effective January 1, 1995, the Company sold the operating assets of a subsidiary's retail liquor store and two lounges in Florida to MHK Corp., a company owned by certain of the Company's officers and directors. The purchase price was equivalent to the net book value of the net assets, with no gain or loss recognized, totaling $574,949, as adjusted for certain 1995 transactions.

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

           The notes receivable due from MHK Corp. are collateralized by the assets of a lounge and a retail liquor store. The Company has received additional collateral in the form of a security interest on real estate in Ohio, an assignment of the lease and rents associated to that property as well as the leasehold interest in a Florida property leased by MHK Corp. and subleased to a third party, and a pledge of the common stock of MHK Corp.

           Management's current estimate of the business activities of these Florida operations combined with the rental operations is that they will earn sufficient cash flow to amortize the notes. No further advances or support is expected by the Company. If the notes are not being amortized, an allowance for non-collectibility will be considered absent other remedies not considered at this time.

      C.   NOTES RECEIVABLE FROM OFFICERS AND RELATED PARTIES

           At December 31, 1997 and 1996, the notes receivable amounts due from MHK Corp. approximate $730,000 and $800,000, respectively. Interest income totaling $68,328 and $76,668 for the year ended December 31, 1997 and 1996, respectively is included in "interest expense, net". Refer to Note 11B for the related party transactions and applicable collateral for 1995 activity.

           At December 31, 1997 and 1996, the President and CEO of the Company had outstanding advances totaling approximately $213,000 and $243,000, respectively. The President/CEO has granted a security interest in certain collateral to enhance the realization of the indebtedness, which is evidenced by a non-interest bearing promissory note. A representation has been made that the amount will not further increase and the existing balance will be reduced by $25,000 annually in 1998 and subsequent years.

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

      D.   LIFE INSURANCE PREMIUMS RECEIVABLE

           The balance sheet includes $972,471 and $865,299 at December 31, 1997 and 1996 respectively, under the caption "Life insurance premiums receivable". The Company, pursuant to agreements, has purchased life insurance on the lives of certain officers and key employees on a "split-dollar" basis. The program is designed so that payments the Company makes on behalf of each officer are collateralized by assignments of the related life insurance policies (i.e., the accumulated policy cash value, the policy death benefit, or a combination thereof). The life insurance premiums receivables are noninterest-bearing. The insured parties own the policies and, with the consent of the Company, are permitted to borrow from the cash surrender values of the policies. Under the "split-dollar" agreements, the Company advances the premium payments and upon the death of the insured would receive the return of such advances from the death benefits or from cash value (without termination of the policy) at such other times (i.e. termination of employment) prior to the death of the insured.

           During 1995, the Company restored a $376,000 reserve that had been recorded in 1991 to reduce life insurance premiums receivable. Management believes the reserve is no longer necessary due to the improvement in operations and increased cash values over the last four years. By Amendment No. 1 to the "split dollar" agreement, the applicable officers of the Company recognize the premiums receivable not collateralized by the policy cash surrender values of $375,500 at December 31, 1997, are their personal responsibility if not collected through the respective policies as long as the Company continues to maintain the policies. The Company has represented its intention and obligation to maintain the policies. The individuals have agreed to provide additional collateral, to the Company, by pledging common shares they own in the Company to enhance the realization of these receivables.

      E.   NOTES PAYABLE TO OFFICER

           In January 1996, the Company borrowed the sum of $300,000 from Marvin
           D. Kantor, a director and the Chairman of the Board of the Company. In September 1996, the Company borrowed an additional $60,000 (the "Loans"). The Loans were obtained to meet certain short-term working capital needs of the Company. The Loans bear interest at 8.5% per annum. The Loans are payable in monthly installments and are collateralized by a pledge of the Company's common stock held in Wendt-Bristol Diagnostics Company. The balance outstanding at December 31, 1996 was $55,000 and was repaid in full in 1997.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 11.   RELATED PARTY TRANSACTIONS (CONTINUED)

      F.   MANAGEMENT FEES FROM UNCONSOLIDATED AFFILIATES

           A subsidiary of the Company, Diagnostics, which owns equity interests in limited liability companies (See Note 1B), is the management agent for one of the companies. Management fees totaling $67,600 were included in the Consolidated Statements of Operations for the year ended December 31, 1997.

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

           As a result of compliance with the State of New Jersey environmental laws and in connection with the sale of the division, the Company is in the process of a clean-up of contamination caused by prior ownership whereby the property had been contaminated by leaking underground storage tanks and the discharge of certain industrial fluids into the sewage system. The Company spent approximately $56,000, $50,000, and $61,000 related to the clean-up during the years ended December 31, 1997, 1996 and 1995, respectively. Costs attributable to the project, incurred or accrued, have been capitalized. The Company's consulting engineers have completed a study of the contamination and have submitted a clean-up plan to the appropriate State of New Jersey department. In December 1995, the State of New Jersey granted a conditional approval of the plan with a two year monitoring period. The remaining estimated costs to complete the plan are approximately $100,000. Refer to Note 3 regarding restricted cash set aside to satisfy the New Jersey Department of Environmental Protection and Energy.

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

           In the opinion of management, the ultimate costs and liability to the Company and its subsidiaries as a result of this legal proceeding will not be material. It is further believed that the receivable at December 31, 1997 totaling $400,000 (see Note 4(e)) will be realized through the ultimate settlement of the entire dispute in the near term.

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

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 12.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

      D.   DEBT GUARANTEES

           The Company or its subsidiaries is contingently liable as a guarantor of long-term debt and capital lease obligations totaling $1,775,000 for medical equipment that is currently in or will be placed in service by entities that a subsidiary, Wendt-Bristol Diagnostics Company ("Diagnostics"), has ownership interests varying from 22.5% to 50%. In addition, the Company is contingently liable for $3,500,000 as guarantor of debt on the construction of a medical and office complex that Diagnostics has a 50% ownership interest in.

           Additionally, the Company and Diagnostics are contingently liable for a two year lease agreement and the purchase price ($1,400,000) of a building used by an entity in which Diagnostics has a 22.5% ownership interest. The Company and Diagnostic are currently 100% contingently liable for the two year lease and purchase price.

NOTE 13.   INDUSTRY SEGMENT DATA

           Industry segment data for years ended December 31, 1997, 1996 and 1995 included in Item 1 ("Industry Segments") of this report is an integral part of these financial statements.


NOTE 14.   RETIREMENT PLAN

           The Company adopted, effective July 1, 1989, a retirement plan, under
           Section 401(k) of the Internal Revenue Code, covering substantially all employees with more than one year of service. The plan provides for the Company to contribute, on an annual basis, 10% of the employees' eligible deferred compensation; such employer contribution is in the form of Company common stock. The Company values the actual shares transferred to the Plan from the treasury at the respective December 31 market value. During 1997, 1996 and 1995, the Company contributed 6,306, 16,262, and 21,764 shares, and recorded an expense of $9,458, $8,733, and $9,900, respectively.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 15.   SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITY


                                                                                1997           1996        1995
                                                                                ----           ----        ----
           SUPPLEMENTAL DISCLOSURES OF
            NONCASH INVESTING AND
             FINANCING ACTIVITY Note receivable from officers and
             related parties was reduced by assigning a non-related
             party note receivable
               Increase in notes receivable                                   $105,000
               Decrease in notes receivable from
                 officers and related parties                                  (46,826)
               Decrease in accrued interest payable                            (58,174)

             A subsidiary of the Company is a general partner in a
             limited partnership. Capital was reallocated from the
             general partner to the limited partners resulting in a
             receivable from the limited partners
               Increase in miscellaneous receivables                          $440,000
               Increase in minority interests                                 (440,000)

             A Partnership, which the Company is the general partner,
             transferred equipment,
             at net book value to an unconsolidated
             affiliate
               Increase in advances to unconsolidated
                 affiliate                                                     $40,000
               Decrease in property, plant and
                 equipment, net                                                (40,000)

             Two subsidiaries of the Company sold nursing home assets
             Additionally, HUD replacement reserves are to be returned
             as part of the sale
               Increase in notes receivable, current                        $2,923,794
               Increase in miscellaneous receivables                           261,327
               Decrease in restricted cash                                    (264,287)
               Decrease in prepaid expenses                                    (11,535)
               Decrease in property, plant and
                 equipment, net                                             (7,064,636)
               Decrease in excess of cost over assets
                 of businesses and subsidiaries                               (189,096)
                 acquired
               Decrease in deferred charges and other
                 assets                                                       (317,120)
               Increase in accrued expenses                                   (394,367)
               Decrease in debt                                              6,083,927
               Gain on sale of nursing home assets,
                net of cash proceeds ($750,000)                             (1,028,007)

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 15. SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITY (CONTINUED)


                                                                        1997           1996             1995
                                                                        ----           ----             ----
                      A subsidiary and a  partnership, of which
                      the company is the managing general
                      partner, purchased equipment which was
                      financed by entering into an
                      installment finance agreement.
                        Increase in equipment cost, net               $ 942,415     $ 875,626
                        Increase in long-term obligations              (942,415)     (875,626)

                      Subsidiaries of the Company sold trade
                      accounts receivable, a portion of which
                      was used for certain related fees
                        Increase in deferred costs                                  $   27,500
                        Increase in miscellaneous accounts
                          receivable reserves                                          185,507
                        Decrease in notes payable                                       53,155
                        Decrease in accounts receivable - sold                       (266,162)

                      Common stock of the Company
                      (2,000,000 shares) and common stock of
                      a subsidiary (300,000 shares) were
                      exchanged for 30,000 shares of preferred
                      stock, par value $100 per share, owned by
                      the Company in Life Holdings, Inc.
                        Decrease in investment in preferred
                         stock, at cost                                                             $(3,000,000)
                        Decrease in minority interest                                                   512,653
                        Increase in treasury stock                                                    2,487,347

                      The Company purchased common stock
                      (500,000 shares) of the Company for a
                      price of $.80 per share and common stock
                      of a subsidiary (45,000 shares) for a price
                      of $5.00 per share
                        Increase in accrued expenses and other
                         liabilities                                                                $  (625,000)
                        Increase in treasury stock                                                      400,000
                        Increase in excess of cost of assets of
                         businesses and subsidiaries acquired,
                         less amortization                                                          $   148,103
                        Decrease in minority interest                                                    76,897


         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 15. SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITY (CONTINUED)


                                                                   1997         1996          1995
                                                                   ----         ----          ----
           A subsidiary of the Company sold
           the operating assets, net of associated
           liabilities to a related party in exchange
           for an interest bearing note (Note 11B)
             Increase in notes receivable from
              officers, employees and related parties,
              net of amounts payable:
               Note arising in transaction                                                  $ 574,949
               Other                                                                          (55,936)
             Decrease in accounts payable                                                      48,624
             Decrease in accrued expenses and
              other liabilities                                                                83,006
             Decrease in trade and miscellaneous
              receivables                                                                      (4,668)
             Decrease in inventories                                                         (126,703)
             Decrease in prepaid expenses and other
              current assets                                                                  (38,409)
             Decrease in property, plant and
              equipment, net                                                                 (240,079)
             Decrease in deferred charges                                                        (500)
             Decrease in other assets                                                        (240,284)

           A partnership, of which the Company is
           the managing general partner, traded - in
           a piece of equipment for a substantially
           improved model, which was financed by
           entering into an installment finance
           agreement, which included a refinancing
           of existing debt
             Increase in equipment cost, net                                                $ 642,692
             Increase in long-term obligations                                               (642,692)

           A subsidiary of the Company incurred
           costs for the construction of an
           Alzheimer's and related syndromes
           facility with draws against a HUD-
           insured financing agreement
             Increase in property, plant and
              equipment                                                                     $       -
             Increase in long-term obligations                                               (166,826)
             Increase in prepaid expenses and other
              current assets                                                                   45,116
             Decrease in accounts payable                                                     121,710

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

           At December 31, 1997 and 1996, management believes the carrying amount of these long-term receivables are not impaired and will be realized in the normal course of business in accordance with their contract terms. The fair value of debt is believed to be approximately equal to their current carrying value based on current market prices.

           At December 31, 1997, the Company had outstanding multiples of three month foreign exchange futures contracts that were to expire March, 1998. Management's intent is to continue to repurchase these contracts (currently holding June 1998 expirations) as a hedge against the Swiss Franc on 5,000,000 Swiss Franc 5% bonds payable in February, 2002. As these futures contracts are not for trading or speculative purposes, the Company has deferred the current loss of approximately $104,000 at December 31, 1997 until 2002 when the bond becomes due and a determination of the cumulative gain or loss is known.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The following table and the text following the table set forth certain information with respect to the Directors and Executive Officers (being all of the Directors of the Company, except for Dr. Penn, Mr. Del Ponte and Mr. Levine) of the Company. Each Director serves until the next Annual Meeting of Stockholders of the Company and until his successor is elected and qualifies, unless such Director resigns or dies prior thereto. Each Executive Officer serves at the pleasure of the Board.


                 NAME                     AGE          CURRENT POSITIONS WITH COMPANY
                 ----                     ---          ------------------------------

           Marvin D. Kantor                69     Chairman of the Board, Director

           Sheldon A. Gold                 55     President, Treasurer, Chief Executive Officer,
                                                   Director, member of Audit Committee

           Reed A. Martin                  44     Executive Vice President, Chief Operating
                                                   Officer and Director

           Harold T. Kantor                64     Vice Chairman of the Board, Director

           Paul H. Levine                  57     Director, member of Audit Committee

           Gerald M. Penn                  60     Director, Vice President of Medical Affairs (1998),
                                                   member of Audit Committee until December
                                                   31, 1997

           Clemente Del Ponte              55     Director

           Charles R. Cicerchi             38     Vice President of Finance, Principal Financial
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

           Harold T. Kantor has been Vice-Chairman since June 1993 and a Director of the Company since May 1988. In addition, he has been Vice President of W-B since October 1985. He is a brother of Marvin D. Kantor.


                                      III-1

           Paul H. Levine has been a Director since January, 1990 and serves on the audit and stock option committee. He is President of Nichols and Levine Asset Management, Inc., a registered investment advisor. Mr. Levine is an attorney and a certified public accountant and has been active in venture capital, investment banking and financial consulting since 1972. He is also a Director of Learning Technologies, Inc., Bio-Catalytic Enterprises, Inc., and Retirement Strategies Group, Ltd.

           Dr. Gerald M. Penn, M.D., Ph.D., was elected as a director on February 8, 1995 and became the Vice President of Medical Affairs of the Company on January 1, 1998. He serves on the stock option committee and also served on the audit committee through December 31, 1997. Dr. Penn was previously Chairman and Medical Director of the Department of Pathology at Grant Medical Center 1981-1996. Educated at The Ohio State University, Doctor Penn received his medical degree from the College of Medicine and a doctoral degree in biochemistry. He completed a pathology residency at University Hospital and postgraduate training at The Rockefeller University, New York, NY. He is board certified in clinical and anatomical pathology, immunopathology and hematopathology. He serves on the Board of Trustees of the Columbus Medical Association Foundation.

           Clemente Del Ponte was elected as a director of the Company on June 18, 1997. For the past five years he has been the managing director of McBridge Advisory, Ltd., an import/export consulting agency. Prior thereto, he was an independent consulting agent. Mr. Del Ponte resides in Lugano, Switzerland.

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

ITEM 11.   EXECUTIVE COMPENSATION

           GENERAL. The following table sets forth the total annual compensation paid or accrued by the Company and its subsidiaries to or for the account of (i) the President (the chief executive officer) of the Company and (ii) for the Company's most highly compensated executive officers other than the chief executive officer who were serving as executive officers at December 31, 1997 and with respect to each of whom such compensation exceeded $100,000.


                                      III-2

                    SUMMARY COMPENSATION TABLE
                    --------------------------

                                                                    LONG-TERM
                                                                    COMPENSATION
                                                                    ------------

                                          ANNUAL COMPENSATION       AWARDS
                                          -------------------       ------

                                                                    SECURITIES
                                                                    UNDERLYING
                   NAME AND                                         OPTIONS/               ALL OTHER
              PRINCIPAL POSITION       YEAR          SALARY ($)     SARS (#)              COMP. ($)**
              ------------------       ----          ----------     --------              -----------

           Sheldon A. Gold             1997        $    160,000        *                    $ 15,532
           President and Chief         1996             150,000     50,000/0                     -
           Executive Officer           1995             140,000        *                     -

           Marvin D. Kantor            1997             140,000        *                      65,028
           Chairman of the             1996             130,000        *                      75,866
           Board                       1995             127,404        *                      65,028

           --------------
           *   Not applicable

           ** Includes life insurance premiums paid by the Company for each of named persons (see Note 11 of the Notes to the Consolidated Financial Statements herein). For the fiscal year ended December 31, 1997, the amounts paid by the Company for each of the named persons is:

                                                              LIFE
           NAME                                             INSURANCE
           ----                                             ---------

           Sheldon A. Gold                                 $    15,532
           Marvin D. Kantor                                     65,028


















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

                 OPTION/SAR GRANTS IN LAST FISCAL YEAR
                 -------------------------------------


                                      INDIVIDUAL GRANTS
                                      -----------------


                                 NUMBER OF        % OF TOTAL
                                 SECURITIES      OPTIONS/SARS     EXERCISE
                                 UNDERLYING       GRANTED TO       OR BASE                  GRANT DATE
                                OPTIONS/SARS     EMPLOYEES IN       PRICE    EXPIRATION      PRESENT
                   NAME         GRANTED(#)        FISCAL YEAR      ($/SH)       DATE          VALUE($)
                   ----         -----------       -----------      ------       ----        ---------

             None


           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
           --------------------------------------------------------------
                               OPTION/SAR VALUES
                               -----------------


                                                                                           VALUE OF
                                                                        NUMBER OF         UNEXERCISED
                                                                       UNEXERCISED       IN-THE-MONEY
                                                                     OPTIONS/SARS AT     OPTIONS/SARS
                                                                      FY-END-# SHRS       AT FY END-$
                                      SHARES
                                     ACQUIRED          VALUE          EXERCISABLE/       EXERCISABLE/
                                   ON EXERCISE        REALIZED        UNEXERCISABLE      UNEXERCISABLE

           Sheldon A. Gold              0                0              50,000/0           $62,500/0

           ----------
           All options held by Mr. Sheldon A. Gold were exercisable at December 31, 1997. All were "in-the-money". American Stock Exchange reported quotations for the Common Stock of the Company on December 31, 1997, are: high, $1.25; low $1.1875; and close, $1.25; such prices on February 27, 1998 are: high, $1.25; low, $1.25; and close, $1.25. The exercise price of each of the options of Mr. Sheldon A. Gold is $.875 and the options expire on May 23, 2001.









                                      III-4

           STOCK OPTION PLAN. In 1983, the Company adopted an Incentive Stock Option Plan which was amended in 1989 (as amended, the "Plan"). Pursuant to the Plan, the Company is authorized to grant stock options to purchase up to 250,000 shares of Common Stock of the Company, subject to anti-dilution provisions, to key personnel, including eligible directors, officers and employees of the Company. In the event that any option granted under the Plan shall terminate prior to its exercise in full for any reason, then the shares subject to the option not acquired by exercise of the option shall be added to the shares otherwise available for the grant of options under the Plan. Options granted under the Plan may be those intended to qualify as "incentive stock options", as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or those not intended so to qualify. At February 28, 1998, options to purchase an aggregate of 52,000 shares of Common Stock of the Company, subject to anti-dilution provisions, could still be granted under the Plan.

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

           SPLIT-DOLLAR INSURANCE POLICIES. The following table sets forth information as of December 31, 1997, concerning split-dollar insurance policies on the lives of the named persons in the Summary Compensation Table (1):


                                         INITIAL FACE                          INSURANCE PREMIUMS
                                          AMOUNT OF                           ADVANCED IN EXCESS OF
           NAME OF INSURED (2)              POLICY              ISSUED           CASH VALUE (5)
           -------------------              ------              ------           --------------

           Marvin D. Kantor             $  1,500,000 (3)     06/08/92             $ 421,000
           Sheldon A. Gold                   375,000 (4)     09/11/86                67,000

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

           -------------------------

           (1) See footnote to the Summary Compensation Table for information respecting Company premium payments for the fiscal year ended December 31, 1997.

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

           In addition, Non-Employee Directors have been granted stock options under the Plan (see "Item 11. Executive Compensation - Stock Option Plan") to purchase shares of Common Stock of the Company. Non-Employee Directors are defined in the Plan as Directors of the Company who are not also employees of the Company, who have served as Directors for twelve consecutive full months, and who at the end of such period are continuing to serve as Directors. Dr. Gerald M. Penn was elected as a director in February, 1995 and was granted options on February 1, 1995 to purchase up to an aggregate of 10,000 shares, subject to anti-dilution provisions, at a price of $.375 per share. The Plan also provides for a grant of additional stock options to each Director who received an option ("initial option") as hereinbefore described, each of such additional options to provide for the purchase of an aggregate maximum of 1,000 shares of Common Stock of the Company at a price per share equal to the fair market value of the Common Stock of the Company on the date of grant, subject to anti-dilution provisions, one of such additional options to be granted on each successive anniversary of the date of grant of the initial option, provided that such Director continues on such anniversary to be a Non-Employee Director. Pursuant to this provision of the Plan, Mr. Levine received on July 11, 1993, options to purchase an aggregate of 1,000 shares of the common stock of the Company at a price of $1.0625 per share, subject to anti-dilution provisions; he received on July 11, 1994, options to purchase an aggregate of 1,000 shares of the common stock of the Company at a price of $.6875 per share, subject to anti-dilution provisions; he received on July 11, 1995, options to purchase an aggregate of 1,000 shares of common stock of the Company at a price of $.4375 per share, subject to anti-dilution provisions; he received on July 11, 1996, options to purchase an aggregate of 1,000 shares of common stock of the Company at a price of $.875 per share, subject to anti-dilution provisions and he received on July 11, 1997, options to purchase an aggregate of 1,000 shares of common stock of the Company at a price of $1.1875 per share, subject to anti-dilution provisions. Dr. Penn received on February 1, 1996, options to purchase an aggregate of 1,000 shares of common stock of the Company at a price of $.375 per share, subject to anti-dilution provisions, he received on February 1, 1997, options to purchase an aggregate of 1,000 shares of common stock of the Company at a price of $1.435, subject to anti-dilution provisions and he received on February 1, 1998, options to purchase an aggregate of 1,000 shares of common stock of the Company at a price of $1.25 per share, subject to anti-dilution provisions. Each of the stock options referred to in this paragraph are exercisable commencing on the date of grant and ending on the fifth anniversary of such date. None of the options referred to in this paragraph have been exercised.














                                      III-8

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The table below presents as of February 28, 1998, certain information
           (1) with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities and (2) as to each class of equity securities of the Company or any of its parents or subsidiaries, other than directors' qualifying shares, beneficially owned by each director and executive officer of the Company and by all directors and executive officers of the Company as a group.


                                                                   AMOUNT AND NATURE AND          PERCENT
       TITLE OF CLASS                 NAME                       BENEFICIAL OWNERSHIP (1)       OF CLASS (2)
       --------------                 ----                       ------------------------       ------------

        Common Stock         Marvin D. Kantor                             871,420                    13.79%
                             Two Nationwide Plaza
                             Suite 760
                             Columbus, Ohio 43215

        Common Stock         Harold T. Kantor                             247,475 (3)                 3.92%

        Common Stock         Sheldon A. Gold                              106,375 (4)                 1.68%

        Common Stock         Reed A. Martin                                40,351 (5)                     -

        Common Stock         Paul H. Levine                                 5,500 (6)                     -

        Common Stock         Dr. Gerald M. Penn                            16,000 (7)                     -

        Common Stock         Clemente Del Ponte                           655,200 (8)                10.37%
                             Dollard House
                             Wellington Quay
                             Dublin 2 Ireland

        Common Stock         All Directors and                          1,942,321 (9)                30.74%
                             Executive Officers
                             As a Group (7 persons)

        Common Stock         Gerald F. Schroer                            389,800                     6.17%
                             25109 Detroit Road
                             Westlake, Ohio 44145

                  -------------------

                  (1) The individuals named have direct ownership and sole voting and investment power, except as otherwise indicated.

                  (2)      Percent of class shown net of treasury shares (see
                           (9) below). Except as otherwise indicated, shares owned by the individuals named represent less than 1% of the outstanding shares of Common Stock of the Company.

                  -------------------
                  (Footnotes continued on following page)





                                      III-9

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           MHK Corp., of which Marvin D. Kantor and Harold T. Kantor are the sole shareholders, has incurred indebtedness to the Company. The largest amount of such indebtedness outstanding in 1997 was $799,718; 1996 was $809,435; and 1995 was $773,638. On February 28, 1998, the
           amount of such indebtedness, exclusive of interest, outstanding was $729,158. Interest at 9% totaling $68,328 and $61,823 has been charged, through December 31, 1997 and 1996, respectively. See Note 11B.

           Effective January 1, 1995, the Company sold the operating assets of a subsidiary's retail liquor store and two lounges in Florida to MHK Corp. The purchase price was equivalent to the net book value of the net assets which totaled $574,949 as adjusted for certain 1995 transactions. A promissory note bears interest at 9%. Additional advances were made in 1995 and 1996. (See Note 11B)

           The President and CEO of the Company has incurred indebtedness to the Company. The largest amount of such indebtedness outstanding in 1997 was $243,412; 1996 was $243,412; and 1995 was $204,975. On February
           28, 1998, the amount of such indebtedness was $204,300. No interest is paid or charged on such indebtedness. The President/CEO has granted collateral to the Company to enhance the realization of the indebtedness, which is evidenced by a promissory note providing for minimum annual payments of $25,000. (See Note 11C).

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

                  -------------------
                  (Footnotes continued from previous Page)

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

                  (6) Includes 5,000 shares of Common Stock which Mr. Levine may acquire by exercising options granted under the Company's Stock Option Plan.

                  -------------------
                  (Footnotes continued on following page)

                                     III-10

                  (Footnotes continued from previous page)

                  (7) Includes 13,000 shares of Common Stock which Dr. Penn may acquire by exercising options granted under the Company's Stock Option Plan.

                  (8) All of the shares are in the record name of McBridge Advisory, Ltd. of which Mr. Del Ponte is the sole owner of said company.

                  (9) Includes 14,850 shares of Common Stock which may be acquired by exercise of Warrants and 128,000 shares which may be acquired by exercise of options granted under the Company's Stock Option Plan.

                  -------------------------








                                     III-11

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   Documents filed as part of this Form 10-K:

           1. Financial Statements. The following financial statements are included in Part II, Item 8:


                                                                                      PAGE
                                                                                      ----

                     Report of Independent Auditors                                   II-7

                     Consolidated Balance Sheets as of December
                      31, 1997 and 1996                                          II-8 and II-9

                     Consolidated Statements of Operations for
                      the years ended December 31, 1997, 1996
                      and 1995                                                       II-10

                     Consolidated Statements of Stockholders'
                      Equity for the years ended December 31,
                      1997, 1996 and 1995                                            II-11

                     Consolidated Statements of Cash Flow for
                      the years ended December 31, 1997, 1996
                      and 1995                                                  II-12 and II-13

                     Notes to Consolidated Financial Statements               II-14 through II-38


             2. Financial Statement Schedules. The following financial statement schedules for the years ended December 31, 1997, 1996 and 1995 are included in Part IV:

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

                        4.3 Warrant Agreement, dated April 29, 1988, between The Wendt- Bristol Company, Pittsburgh National Bank, N.A., and The Fifth Third Bank, as Warrant Agent. Filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference pursuant to Rule 411(c).

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

                     21       List of Subsidiaries

                     27       EDGAR Financial Data Schedule

      (b) Reports on Form 8-K filed during last fiscal (calendar) quarter of 1997:

           (1) Report dated December 31, 1997 relating to the sale of the assets of two nursing homes.

                                   SCHEDULE II

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------



            COLUMN A                      COLUMN B             COLUMN C            COLUMN D             COLUMN E
            --------                      --------             --------            --------             --------
                                                              ADDITIONS
                                                              ---------
                                          BALANCE AT          CHARGED TO                                 BALANCE
                                          BEGINNING            COSTS AND                                  AT END
                                          OF PERIOD            EXPENSES            DEDUCTIONS           OF PERIOD
                                          ----------          ----------           ----------           ---------
 December 31, 1997
   Reserve deducted from asset to
    which it applies:
     Allowance for doubtful trade
      accounts                               $ 190,000       $ 146,000         $ (a) 135,000         $  201,000
                                             =========       =========         =============         ==========
   Valuation allowance for deferred
    tax assets                               $ 200,000       $                 $     200,000         $      -
                                             =========       =========         =============         ==========

 December 31, 1996
   Reserve deducted from asset to
    which it applies:
     Allowance for doubtful trade
      accounts                               $ 340,000       $ 114,620         $ (a) 264,620         $  190,000
                                             =========       =========         =============         ==========
   Valuation allowance for deferred
    tax assets                               $ 300,000       $     -           $     100,000         $  200,000
                                             =========       =========         =============         ==========

 December 31, 1995
   Reserve deducted from asset to
    which it applies:
     Allowance for doubtful trade                                                (a)
      accounts                               $ 250,000       $ 105,528         $ (b)  15,528        $  340,000
                                             =========       =========         =============         ==========
   Valuation allowance for deferred
    tax assets                               $ 400,000       $     -           $     100,000        $  300,000
                                             =========       =========         =============         ==========

Notes:   (a)  Write-off of uncollectible amounts
         (b) Net of reserves of approximately $150,000 which are no longer connected with a financing arrangement involving the securitization of certain accounts receivable. See Note 4.

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

                                              THE WENDT-BRISTOL HEALTH SERVICES
                                              CORPORATION
                                              (Registrant)

April 20, 1998                                By: /s/ Sheldon A. Gold
                                                  ------------------------------

                                                   President


April 20, 1998                                 By: /s/ Charles R. Cicerchi
                                                  ------------------------------
                                               Vice-President, Finance and
                                               Principal Financial and
                                               Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                         TITLE                          DATE
      ---------                         -----                          ----

 /s/ Marvin D. Kantor          Chairman of the Board and
 -----------------------       Director                           April 20, 1998
 Marvin D. Kantor


 /s/ Harold T. Kantor          Vice Chairman of the Board         April 20, 1998
 -----------------------       and Director
 Harold T. Kantor


 /s/ Sheldon A. Gold           President (Principal Executive     April 20, 1998
 -----------------------       Officer) and Director
 Sheldon A. Gold

 /s/ Reed A. Martin            Executive Vice President, Chief    April 20, 1998
 -----------------------       Operating Officer and Director
 Reed A. Martin


 /s/ Paul H. Levine            Director                           April 20, 1998
 -----------------------
 Paul H. Levine


 /s/ Gerald M. Penn            Director                           April 20, 1998
 -----------------------

 Gerald M. Penn

                               Director
 -----------------------
 Clemente Del Ponte