Form 10-Q
period 1998-03-31
WENDT BRISTOL HEALTH SERVICES CORP
filed 1998-05-15
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------


         For Quarter Ended March 31, 1998 Commission file number 0-11656


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

                             Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

EACH OF THE FOLLOWING CLASSES ARE REGISTERED ON THE AMERICAN STOCK EXCHANGE.

         Class                                  Outstanding at April 30, 1998
         -----                                  -----------------------------

Common Stock, par value                                    6,050,426
  $.01 per share

Common Stock Purchase Warrants                               414,538(1)


(1) Upon exercise, represents 1,139,980 shares of The Wendt-Bristol Health Services Corporation.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q   FOR THE QUARTER ENDED MARCH 31, 1998
                 ---------   ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------


                                    I N D E X

Part I                                                                 Page No.
------                                                                 --------

Financial Statements:

     Consolidated Balance Sheets - March 31, 1998 (Unaudited)
     and December 31, 1997                                                3-4

     Consolidated Statements of Operations (Unaudited)
     Three Months Ended March 31, 1998 and 1997                            5

     Consolidated Statements of Cash Flow (Unaudited)
     Three Months Ended March 31, 1998 and 1997                           6-7

     Notes to Consolidated Financial Statements                           8-11

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                           12-14

Part II
-------

     Signatures                                                           15

Exhibits:
     Exhibit 27 EDGAR Financial Data Schedule                             16

                       THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                       ---------------------------------------------
                     FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1998
                     ---------    ------------------------------------

                       THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                      AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                         AS AT MARCH 31, 1998 AND DECEMBER 31, 1997
                                           ASSETS
                                                            March 31           December 31
                                                              1998                 1997
                                                           -----------         -----------
                                                           (Unaudited)
Current assets:
  Cash                                                     $    42,227         $   625,609
                                                           -----------         -----------

  Restricted cash                                              230,546             221,120
                                                           -----------         -----------

  Receivables:
    Trade, net of allowance for doubtful
      accounts of $185,000 (March)
      and $201,000 (December)                                2,218,635           2,878,726
    Notes receivable                                         3,260,546           3,236,900
    Miscellaneous                                            1,798,971           1,650,664
                                                           -----------         -----------
                                                             7,278,152           7,766,290
                                                           -----------         -----------

  Inventories                                                  201,064             202,951
  Prepaid expenses and other                                   159,238             148,825
                                                           -----------         -----------
       Total current assets                                  7,911,227           8,964,795
                                                           -----------         -----------

Property, plant and equipment, at cost                      14,221,954          13,081,583
    Less: Accumulated depreciation and
      amortization                                          (4,912,327)         (4,742,587)
                                                           -----------         -----------
                                                             9,309,627           8,338,996
                                                           -----------         -----------
Investments and other assets:
    Notes and other receivables, net of current portion        409,276             420,651
    Notes receivable from officers, employees and
      related parties, net of amounts payable                  761,823             902,271
    Life insurance premiums receivable                         995,356             972,451
    Investment in unconsolidated affiliates                    643,562             640,980
    Advances to unconsolidated affiliates                      516,946             451,110
    Excess of cost over assets of businesses
      and subsidiaries acquired, less amortization             351,803             355,439
    Deferred charges                                           889,699             691,158
    Other assets                                               298,190             258,668
                                                           -----------         -----------
       Total investments and other assets                    4,866,655           4,692,728
                                                           -----------         -----------

                                                           $22,087,509         $21,996,519
                                                           ===========         ===========

                                   (Continued)

The accompanying notes are an integral part of the financial statements.

                          THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                          ---------------------------------------------
                        FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1998
                        ---------     ------------------------------------

                          THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                        AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS (Continued)

                           AS AT MARCH 31, 1998 AND DECEMBER 31, 1997

                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 March 31           December 31
                                                                   1998                 1997
                                                                -----------         -----------
                                                                (Unaudited)
Current liabilities:
       Notes payable - officer                                  $    50,000         $      --
       Accounts payable                                           3,165,581           3,307,082
       Accrued expenses and other liabilities:
            Salaries and wages                                      174,442             533,346
            Taxes, other than federal income taxes                  224,811             219,885
            Interest                                                109,599             117,313
            Other                                                   854,245             874,814
       Long-term obligations classified as current                1,099,363             986,148
       Federal income taxes payable                                  40,000              40,000
                                                                -----------         -----------
            Total current liabilities                             5,718,041           6,078,588
                                                                -----------         -----------

Long-term obligations, less amounts classified
       as current                                                 9,926,539           9,151,637
                                                                -----------         -----------

            Total liabilities                                    15,644,580          15,230,225
                                                                -----------         -----------

Minority interests                                                  237,457             321,168
                                                                -----------         -----------

Stockholders' equity:
       Common stock: $.01 par;
            authorized: 12,000,000 shares
            issued: 8,243,480 shares                                 82,485              82,485
       Capital in excess of par                                  10,244,805          10,244,805
       Retained earnings (deficit)                               (1,445,210)         (1,337,483)
                                                                -----------         -----------
                                                                  8,882,080           8,989,807
       Treasury stock, at cost, 2,164,254 shares (March)
            and 2,067,254 shares (December)                      (2,676,608)         (2,544,681)
                                                                -----------         -----------
                 Total stockholders' equity                       6,205,472           6,445,126
                                                                -----------         -----------

                                                                $22,087,509         $21,996,519
                                                                ===========         ===========

The accompanying notes are an integral part of the financial statements.

                    THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                    ---------------------------------------------
                  FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1998
                  ---------    ------------------------------------

                    THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                     (UNAUDITED)
                                                        Three Months Ended March 31
                                                       -----------------------------
                                                          1998               1997
                                                       ----------         ----------
Revenues:
       Net sales                                       $  286,987         $  683,979
       Service income                                   2,295,393          4,511,550
                                                       ----------         ----------
                                                        2,582,380          5,195,529
                                                       ----------         ----------
Costs and expenses:
       Cost of sales                                      179,194            503,134
       Selling, general and administrative
            expenses, net                               2,313,396          4,140,943
                                                       ----------         ----------
                                                        2,492,590          4,644,077
                                                       ----------         ----------

Operating income before depreciation                       89,790            551,452

Depreciation                                              193,152            232,961
                                                       ----------         ----------

Operating income (loss)                                  (103,362)           318,491

Equity in earnings of unconsolidated
       affiliates, net of minority interests in
       consolidated affiliates                             86,293             36,229
                                                       ----------         ----------

                                                          (17,069)           354,720
                                                       ----------         ----------
Other income (expense):
       Interest expense                                  (103,018)          (314,046)
       Other, net                                          10,760             17,304
                                                       ----------         ----------
                                                          (92,258)          (296,742)
                                                       ----------         ----------

Income (loss) before income taxes                        (109,327)            57,978

Income tax benefit(expense)                                 1,600             (6,400)
                                                       ----------         ----------

Net income (loss)                                      $ (107,727)        $   51,578
                                                       ==========         ==========


Income (loss) per common share:
       Basic                                           $    (0.02)        $     0.01
                                                       ==========         ==========
       Diluted                                         $    (0.02)        $     0.01
                                                       ==========         ==========

Weighted average shares outstanding:
       Basic                                            6,138,609          6,236,510
                                                       ==========         ==========
       Diluted                                          6,138,609          6,340,000
                                                       ==========         ==========

The accompanying notes are an integral part of the financial statements.

                                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                ---------------------------------------------
                              FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1998
                              ---------    ------------------------------------

                                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                               AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                 (UNAUDITED)
                                                                                Three Months Ended March 31
                                                                               -----------------------------
                                                                                 1998               1997
                                                                               ---------         -----------
Cash flows from operating activities:
  Net income (loss)                                                            $(107,727)        $    51,578
                                                                               ---------         -----------
  Adjustments required to reconcile net income
    to net cash provided by operating activities:
      Amortization, depreciation and other, net                                  196,788             238,437
      Provision for losses on notes and accounts receivable                       35,225              34,734
      Minority interest in earnings (losses) of consolidated affiliates          (83,711)             51,329
      Equity in net earnings of unconsolidated affiliates                         (2,582)            (87,558)
      Changes in assets and liabilities:
        Receivables
          Purchase of receivables                                                   --              (607,229)
          Other changes                                                          476,559            (448,587)
        Merchandise inventories                                                    1,887              (8,574)
        Prepaid expenses and other current assets                                (10,413)            (38,164)
        Accounts payable                                                        (141,501)            149,300
        Accrued expenses and other liabilities                                  (382,261)           (906,962)
        Deferred charges and other                                              (238,056)            (47,617)
                                                                               ---------         -----------
  Total adjustments                                                             (148,065)         (1,670,891)
                                                                               ---------         -----------
Net cash used in operating activities                                           (255,792)         (1,619,313)
                                                                               ---------         -----------

Cash flows from investing activities:
  Advances to unconsolidated affiliates                                          (65,836)               --
  (Increase) decrease in notes receivable                                        (12,271)              2,387
  Investment in unconsolidated affiliates                                           --              (445,000)
  (Disbursements to) collections from related parties
    and former affiliates, net                                                   117,543             (11,393)
  Deposits to restricted cash                                                     (9,426)           (128,370)
  Capital expenditures                                                           (71,932)            (64,971)
                                                                               ---------         -----------
Net cash used in investing activities                                            (41,922)           (647,347)
                                                                               ---------         -----------

Cash flows from financing activities:
  Distributions to limited partners, net                                            --              (143,842)
  Treasury stock purchased                                                      (131,927)               --
  Proceeds from officer obligation                                                50,000              90,000
  Principal payments of officer obligation                                          --               (70,000)
  Principal payments of long-term obligations                                   (203,741)           (518,234)
  Proceeds from long-term obligations                                               --             3,554,934
  Net payments to securitization program                                            --              (392,287)
                                                                               ---------         -----------
Net cash provided by (used in) financing activities                             (285,668)          2,520,571
                                                                               ---------         -----------

Net increase (decrease) in cash                                                 (583,382)            253,911

Cash at beginning of period                                                      625,609             890,670
                                                                               ---------         -----------
Cash at end of period                                                          $  42,227         $ 1,144,581
                                                                               =========         ===========

                                   (Continued)

The accompanying notes are an integral part of the financial statements.

                               THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                               ---------------------------------------------
                             FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1998
                             ---------    ------------------------------------

                               THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                             AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                (UNAUDITED)

                                                                             Three Months Ended March 31
                                                                             ----------------------------
                                                                                1998               1997
                                                                             -----------         --------
Cash paid during the three months for:
  Interest, net of interest income                                           $   110,732         $359,291
  Income taxes                                                               $       -0-         $    -0-

Supplemental disclosures of noncash investing and financing activity:

       A subsidiary and a partnership, of which the subsidiary is the managing general partner, purchased equipment which was
       financed by entering into installment finance agreements.
          Increase in equipment cost, net                                    $ 1,091,858         $ 49,500
          Increase in long-term obligations                                   (1,091,858)         (49,500)

The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1998
                ---------    ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. MANAGEMENT'S REPRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal adjustments and recurring accruals) necessary to present fairly The Wendt-Bristol Health Services Corporation ("Wendt-Bristol" or "Company") and subsidiaries consolidated financial position as at March 31, 1998 and December 31, 1997 and the consolidated results of its operations for the three months ended March 31, 1998 and 1997 as well as the cash flows for the respective three months. The results of operations for any interim period are not necessarily indicative of results for the full year. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THE WENDT-BRISTOL ANNUAL REPORT FILED AS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, WHICH IS HEREBY INCORPORATED BY REFERENCE.


2. INCOME TAXES

         The Company utilizes the provisions of SFAS No. 109, which requires the use of the liability method of accounting for deferred income taxes. As a result, the Company has recognized a deferred tax liability and a deferred tax asset. A summary of the December 31, 1997 attributes is as follows:

                  Deferred tax assets                        $861,900

                  Deferred tax liabilities                    724,500
                                                             --------
                  Net deferred tax asset                     $137,400
                                                             ========

         During 1998, the Company does not expect to incur any current Federal tax liability since it will be able to utilize net operating loss carry forwards to reduce taxable income to zero. During the quarter, the Company recognized a tax refund of a subsidiary due to the amendment of a prior year's tax return.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1998
                ---------    ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


2. INCOME TAXES (CONTINUED)

         Federal, state and local taxes are summarized as follows:

                                                Three months ended March 31,
                                                ----------------------------
                                                1998                   1997
                                                ----                   ----
         Federal taxes:
           Current expense (benefit)          $(3,000)                  --

         State and local taxes:
           Current expense                      1,400                  6,400
                                              -------                 ------

         Total expense (benefit)              $(1,600)                $6,400
                                              ========                ======

3. STOCKHOLDERS' EQUITY

         At March 31, 1998 there were 414,538 Common Stock purchase warrants outstanding, exercisable at $3.75 per warrant. Each warrant, upon exercise, provides two and three quarters (2 3/4) shares of the Company's common stock and a Series II warrant (issuable upon completion of appropriate Securities and Exchange Commission filings) exercisable for two shares at $3.00/share. The Warrants' expiration dates, as amended by the Board of Directors in April 1998, are May 1, 1999 for the initial Warrant and May 1, 2000 for the Series II Warrants. There were no warrants exercised during the three months ended March 31, 1998.

4. EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standard Board issued statement of Financial Accounting Standards No. 128, "Earnings per Share," which changed the method used to calculate earnings per share. Basic earnings per share has been calculated as income available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share has been calculated as income available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. The following is provided to reconcile the earnings per share calculations:

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1998
                ---------    ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
              -----------------------------------------------------


4. EARNINGS PER SHARE (CONTINUED)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                         1998               1997
                                                         ----               ----
Income (loss) available to common stockholders        $ (107,727)        $   51,578
                                                      ===========        ==========

Shares:

Weighted average shares (basic)                        6,138,609          6,236,510
  Effect of dilutive securities
         Options                                                             66,005
         Warrants                                                            37,485
                                                      ----------         ----------
Diluted weighted average shares                           (1)             6,340,000
                                                      ==========         ==========

Income per common share:
         Basic                                        $    (0.02)        $     0.01
                                                      ==========         ==========
         Diluted                                      $    (0.02)        $     0.01
                                                      ==========         ==========

         (1)At March 31,1998, all potential common stock options and warrants would be anti-dilutive due to the net loss.

At March 31, 1997, 1,000 stock options not associated with convertible debt were excluded from the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. 500,000 stock options associated with convertible debt were excluded because their exercise would be anti-dilutive.


5. UNCONSOLIDATED AFFILIATES/MINORITY INTEREST

         The following table reflects the Company's proportionate share of the earnings (losses) of unconsolidated affiliates and the proportionate share of Minority interest attributable to investors in the (earnings) losses of consolidated affiliates.

                                                   Three Months Ended
                                                   ------------------
                                                        March 31,
                                                  ---------------------
                                                  1998             1997
                                                  ----             ----
Minority interest in (earnings) losses of
  consolidated affiliates, net of tax            83,711           (51,329)
Equity in earnings of
  unconsolidated affiliates                       2,582            87,558
                                                -------           -------
                                                $86,293           $36,229
                                                =======           =======

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1998
                ---------    ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


5. UNCONSOLIDATED AFFILIATES/MINORITY INTEREST (CONTINUED)


Unaudited financial information of the affiliates which are accounted for by the equity method is summarized below:


COMBINED BALANCE SHEETS
                                       March 31, 1998   March 31, 1997
                                       --------------   --------------
Current assets                           $1,028,352        $343,593
Property, plant and equipment
  net of accumulated depreciation         6,295,493         298,517
Other non-current assets                    364,722           5,391
                                         ----------        --------
Total assets                             $7,688,567        $647,501
                                         ==========        ========

Liabilities                              $6,521,697        $ 82,386
Equity                                    1,166,870         565,115
                                         ----------        --------
Total liabilities and equity             $7,688,567        $647,501
                                         ==========        ========


COMBINED STATEMENTS OF OPERATIONS
                                     Three Months Ended   Three Months Ended
                                       March 31, 1998       March 31, 1997
                                     -------------------  ------------------
Service Revenues                         $  549,003           $357,678
Net income (loss)                        $  (26,113)          $175,115

As a result of the limited liability companies being taxed as partnerships for Federal income tax purposes, there is no tax provided for earnings. See Note 2. Income Taxes.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1998
                ---------    ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: REFERENCE SHOULD BE MADE TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS HEREIN.

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

FINANCIAL CONDITION

Management has positioned the Company to focus on continuing the aggressive expansion of its Diagnostic and Radiology business, including radiation therapy. During 1997 the Company ceased operations of its unprofitable home health care business and sold two if its three retail pharmacies in order to concentrate on its core business. In addition, on December 31, 1997, the company sold its two Columbus nursing homes and will use the cash from the gain on the sale to further expand into the diagnostic and radiology services industry. The sale of these two homes along with the cost savings from the closing of the home health operations further strengthened the liquidity of the Company and will allow management to focus on enhancing the operations and profits at its diagnostic and radiology centers. In February 1998 the Company, through a subsidiary, opened its third diagnostic center in Central Ohio. This center, located in Granville, Ohio, provides state of the art diagnostic imaging techniques including magnetic resonance imaging (MRI), CT scans, ultrasound, bone densitometry, x-ray and mammography. Additionally, a new center is expected to commence operations in the third quarter of 1998 (see next page).

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1998
                ---------    ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FINANCIAL CONDITION (CONTINUED)

Working capital decreased approximately $693,000 from $2,886,000 at December 31, 1997 to $2,193,000 at March 31, 1998 due mostly to debt repayment ($204,000), treasury stock purchases ($132,000), and the net loss for the quarter ($108,000). Current assets decreased approximately $1,054,000, due mostly from decreases in cash ($583,000), and accounts receivable ($660,000) offset by an increase in miscellaneous receivables ($148,000). The decrease in cash is due to the payment of wages and a portion of the accounts payable attributable to the nursing homes sold on December 31, 1997 while the decrease in accounts receivable is attributable to the collection of year-end receivables from the nursing homes that were sold. Current liabilities decreased approximately $361,000, due primarily from reductions in accounts payable ($142,000) and accrued wages ($359,000) related to the nursing homes, partially offset by an increase in current portion of long-term debt ($113,000).

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position in the first quarter remains strong with working capital at $2,193,000 at March 31,1998. During April 1998 the Company collected the remaining balance of approximately $2.9 million on the notes receivable due from the sale of the two nursing homes. Also in April 1998, the Company secured an equipment lease line of credit for $1,000,000 with a finance company. As of April 30, 1998, no draws have been made against this lease line.

The Company and its subsidiaries, limited partnership, and limited liability companies, have committed to certain equipment upgrades or acquisitions that will be financed either through the current equipment financing relationship or through vendor programs. The cost of such equipment currently on order is approximately $2,000,000.

During 1998, the Company, along with a partner, has commenced construction of a major 31,000 square feet, two-building center including radiology, nuclear medicine, cytology, radiation therapy, Positron Emission Tomography (the first PET Scanner in central Ohio), and a therapy and rehab center. A subsidiary of the Company has a participating partnership relationship (20%) in the rehab center, a 22-1/2% interest and management control and responsibility in the radiation therapy, and 100% ownership in the radiology, PET, nuclear and cytology operations. The subsidiary also has a 50% interest in the land and buildings associated to the new center. In addition, the limited partnership, in which the same subsidiary of the Company is the general partner, is planning to expand its facility by adding approximately 7,500 square feet. The adjoining addition (which will be financed with a commitment from a bank) is anticipated to cost approximately $800,000 and will be used to create the first major women's breast center in central Ohio.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1998
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

RESULTS OF OPERATIONS 1998 - 1997

Consolidated revenues from operations for the three months ended March 31, 1998 decreased approximately $2,613,000 or 50.3% from the same period in 1997. Net sales decreased $397,000 or 58.0% while service revenues declined $2,216,000 or 49.1%. The decline in net sales is due to the reduction in the number of pharmacies from three in 1997 to one in 1998 while the decrease in service revenues is attributable to the sale of two nursing homes at December 31,1997. Excluding the two sold nursing homes, revenue for the first quarter 1998 as compared to 1997 was relatively stable.

Cost of sales decreased approximately $324,000 or 64.4% for the three months ended March 31, 1998 while gross margin increased to 37.6% in 1998 from 26.4% in 1997, primarily due to the sale of two retail pharmacies during 1997.

Selling, general and administrative expenses decreased approximately $1,828,000 or 44.1% for the quarter ended March 31, 1998 as compared to the same period in 1997. The decrease is mostly due to the reduction in expenses caused by the sale of the two nursing homes and two pharmacies offset by increases in expenses at the diagnostic center due to additional modalities and the expansion of mobile mammography.

Interest expense for the three months ended March 31, 1998 decreased approximately $211,000 or 67.2% as compared to the same period in 1997. The reduction is due to the reduced debt from the mortgages on the two sold nursing homes and the interest income earned on the notes receivable from the sale of the homes.

Pre-tax earnings, exclusive of depreciation of $193,152, was $83,825 in 1998 as compared to pre-tax earnings of $290,939 (exclusive of $232,961 of depreciation) in the first quarter of 1997. The 1998 first quarter reflected the effects of the start-up of a new radiation oncology business (in the fourth quarter of 1997) as well as a new diagnostic and radiology center in the Newark, Ohio area (February 1998) and the process of expanding the diagnostic modalities at the company's two centers in Columbus, Ohio. The Company does not believe that the results of the first quarter are indicative of the full year results. The focus on the expansion of Diagnostic and Radiology, including radiation therapy, along with the economies of size and cost control are expected to generate profits for 1998 and thereafter. The new medical complex located on Jasonway Road in Columbus, is scheduled for completion in the summer of 1998. This major facility will include the Company's second Radiation Oncology facility as well as an advanced Diagnostic Center including the first Positron Emission Tomography
(PET) scanning unit in Central Ohio. The Company also anticipates breaking ground for its Women's Breast Center on Kenny Road in the second quarter of 1998.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                FORM 10-Q    FOR THE QUARTER ENDED MARCH 31, 1998
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


                                   THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                   ---------------------------------------------
                                   (Registrant)

May 14, 1998                       By: /s/ Sheldon A. Gold
                                       -----------------------------------------
                                       Sheldon A. Gold
                                       President
                                       (Principal Executive Officer)

May 14, 1998                       By: /s/ Charles R. Cicerchi
                                       -----------------------------------------
                                       Charles R. Cicerchi
                                       Vice-President, Finance
                                       (Principal Financial and
                                       Accounting Officer)