Form 10-Q
period 1998-06-30
WENDT BRISTOL HEALTH SERVICES CORP
filed 1998-08-14
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------


  For Quarter Ended June 30, 1998          Commission file number 0-11656


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

                            Yes [ X ]        No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

EACH OF THE FOLLOWING CLASSES ARE REGISTERED ON THE AMERICAN STOCK EXCHANGE.

                Class                       Outstanding at July 31, 1998
                -----                       ----------------------------

        Common Stock, par value                      6,177,579
           $.01 per share

        Common Stock Purchase Warrants                 414,538 (1)


(1) Upon exercise, represents 1,139,980 shares of The Wendt-Bristol Health Services Corporation.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES




                                    I N D E X


Part I                                                                                    Page No.
------                                                                                    --------
Financial Statements:

         Consolidated Balance Sheets - June 30, 1998 (Unaudited)
         and December 31, 1997                                                               3-4

         Consolidated Statements of Operations (Unaudited)
         Three and Six Months Ended June 30, 1998 and 1997                                     5

         Consolidated Statements of Cash Flow (Unaudited)
         Six Months Ended June 30, 1998 and 1997                                             6-7

         Notes to Consolidated Financial Statements                                         8-13

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                         14-17


Part II
-------
         Other Information                                                                    18
         Signatures                                                                           19


Exhibits:
         Exhibit 27 EDGAR Financial Data Schedule                                             20

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q    FOR THE QUARTER ENDED JUNE 30, 1998

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   AS AT JUNE 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS




                                                                               June 30         December 31
                                                                                1998               1997
                                                                                ----               ----
                                                                            (Unaudited)
Current assets:
       Cash                                                                $  2,118,463        $    625,609
                                                                           ------------        ------------

       Restricted cash                                                          191,297             221,120
                                                                           ------------        ------------

       Receivables:
            Trade, net of allowance for doubtful
                 accounts of $185,000 (June)
                 and $201,000 (December)                                      2,426,566           2,878,726
            Notes receivable                                                    332,435           3,236,900
            Allocation due from limited partnership (Notes 2 and 8)             628,000             440,000
            Miscellaneous                                                       933,028           1,210,664
                                                                           ------------        ------------
                                                                              4,320,029           7,766,290
                                                                           ------------        ------------

       Inventories                                                              187,912             202,951
       Prepaid expenses and other                                               163,632             148,825
                                                                           ------------        ------------
            Total current assets                                              6,981,333           8,964,795
                                                                           ------------        ------------

Property, plant and equipment, at cost                                       14,394,625          13,081,583
       Less: Accumulated depreciation and
            amortization                                                     (5,056,926)         (4,742,587)
                                                                           ------------        ------------
                                                                              9,337,699           8,338,996
                                                                           ------------        ------------
Investments and other assets:
       Notes and other receivables, net of current portion                      398,734             420,651
       Notes receivable from officers, employees and
            related parties, net of amounts payable                             866,941             902,271
       Life insurance premiums receivable                                     1,026,027             972,451
       Investment in unconsolidated affiliates                                  627,043             640,980
       Advances to unconsolidated affiliates                                    677,854             451,110
       Excess of cost over assets of businesses
            and subsidiaries acquired, less amortization                        348,167             355,439
       Deferred charges                                                         962,658             691,158
       Other assets                                                             330,012             258,668
                                                                           ------------        ------------
            Total investments and other assets                                5,237,436           4,692,728
                                                                           ------------        ------------
                                                                           $ 21,556,468        $ 21,996,519
                                                                           ============        ============



                                  (Continued)

The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q    FOR THE QUARTER ENDED JUNE 30, 1998

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Continued)

                   AS AT JUNE 30, 1998 AND DECEMBER 31, 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  June 30           December 31
                                                                    1998               1997
                                                                    ----               ----
                                                                (Unaudited)
Current liabilities:
       Accounts payable                                        $  3,287,550         $ 3,307,082
       Accrued expenses and other liabilities:
            Salaries and wages                                      215,993             533,346
            Taxes, other than federal income taxes                  160,017             219,885
            Interest                                                122,803             117,313
            Other                                                   293,600             874,814
       Long-term obligations classified as current                  987,001             986,148
       Federal income taxes payable                                  40,000              40,000
                                                               ------------        ------------
            Total current liabilities                             5,106,964           6,078,588
                                                               ------------        ------------

Long-term obligations, less amounts classified
       as current                                                 9,780,951           9,151,637
                                                               ------------        ------------

            Total liabilities                                    14,887,915          15,230,225
                                                               ------------        ------------

Minority interests                                                  338,712             321,168
                                                               ------------        ------------

Stockholders' equity:
       Common stock: $.01 par;
            authorized: 12,000,000 shares
            issued: 8,248,480 shares                                 82,485              82,485
       Capital in excess of par                                  10,244,985          10,244,805
       Retained earnings (deficit)                               (1,230,094)         (1,337,483)
                                                               ------------        ------------
                                                                  9,097,376           8,989,807
       Treasury stock, at cost, 2,225,001 shares (June)
            and 2,067,254 shares (December)                      (2,767,535)         (2,544,681)
                                                               ------------        ------------
                 Total stockholders' equity                       6,329,841           6,445,126
                                                               ------------        ------------

                                                               $ 21,556,468        $ 21,996,519
                                                               ============        ============




The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q            FOR THE QUARTER ENDED JUNE 30, 1998

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (UNAUDITED)

                                                          Six Months Ended                Three Months Ended
                                                                June 30                        June 30
                                                    ------------------------------------------------------------
                                                          1998           1997            1998             1997
                                                          ----           ----            ----             ----
Revenues:
       Net sales                                    $    548,432    $  1,420,408    $    261,445    $    736,429
       Service income                                  4,922,457       9,052,493       2,627,064       4,540,943
                                                    ------------    ------------    ------------    ------------
                                                       5,470,889      10,472,901       2,888,509       5,277,372
                                                    ------------    ------------    ------------    ------------
Costs and expenses:
       Cost of sales                                     415,668       1,063,273         236,474         560,139
       Selling, general and administrative
            expenses, net                              4,470,657       8,269,707       2,157,261       4,128,764
                                                    ------------    ------------    ------------    ------------
                                                       4,886,325       9,332,980       2,393,735       4,688,903
                                                    ------------    ------------    ------------    ------------

Operating income before depreciation                     584,564       1,139,921         494,774         588,469

Depreciation                                             372,419         513,053         179,267         280,092
                                                    ------------    ------------    ------------    ------------

Operating income                                         212,145         626,868         315,507         308,377

Equity in earnings of unconsolidated
       affiliates, net of minority interests in
       consolidated affiliates (Note 6)                  150,519         102,641          64,226          66,412
                                                    ------------    ------------    ------------    ------------

                                                         362,664         729,509         379,733         374,789
                                                    ------------    ------------    ------------    ------------
Other income (expense):
       Interest expense                                 (264,717)       (613,341)       (161,699)       (299,295)
       Other, net                                         12,942          52,256           2,182          34,952
                                                    ------------    ------------    ------------    ------------
                                                        (251,775)       (561,085)       (159,517)       (264,343)
                                                    ------------    ------------    ------------    ------------

Income before income taxes                               110,889         168,424        220,216          110,446

Income tax expense                                        (3,500)        (11,700)        (5,100)          (5,300)
                                                    ------------    ------------    ------------    ------------

Net income                                          $    107,389    $    156,724    $    215,116    $    105,146
                                                    ============    ============    ============    ============


Income per common share: (Note 5)
       Basic                                        $       0.02    $       0.03    $       0.04    $       0.02
                                                    ============    ============    ============    ============
       Diluted                                      $       0.02    $       0.02    $       0.03    $       0.02
                                                    ============    ============    ============    ============

Weighted average shares outstanding:
       Basic                                           6,092,009       6,241,865       6,045,854       6,247,161
                                                    ============    ============    ============    ============
       Diluted                                         6,136,807       6,291,130       6,600,689       6,285,869
                                                    ============    ============    ============    ============


The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q     FOR THE QUARTER ENDED JUNE 30, 1998

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (UNAUDITED)

                                                                                           Six Months Ended June 30
                                                                                       -------------------------------
                                                                                          1998                 1997
                                                                                       -----------         -----------
Cash flows from operating activities:
       Net income                                                                      $   107,389         $   156,724
                                                                                       -----------         -----------
       Adjustments required to reconcile net income
          to net cash provided by operating activities:
              Amortization, depreciation and other, net                                    379,691             554,087
              Provision for losses on notes and accounts receivable                         48,938              68,763
              Loss (gain) on disposition of assets                                           3,297             (18,621)
              Minority interest in earnings (losses) of consolidated affiliates           (169,456)             31,462
              Equity in net losses (earnings) of unconsolidated affiliates                  18,937            (134,103)
              Changes in assets and liabilities:
                 Receivables
                    Purchase of receivables                                                      -            (607,229)
                    Other changes                                                          680,858            (394,225)
                 Merchandise inventories                                                    15,039              92,774
                 Prepaid expenses and other current assets                                  (2,991)             (3,041)
                 Accounts payable                                                          (19,532)            126,822
                 Accrued expenses and other liabilities                                   (952,945)         (1,113,049)
                 Deferred charges and other                                               (342,838)            (70,219)
                                                                                       -----------         -----------
       Total adjustments                                                                  (341,002)         (1,466,579)
                                                                                       -----------         -----------
Net cash used in operating activities                                                     (233,613)         (1,309,855)
                                                                                       -----------         -----------

Cash flows from investing activities:
       Proceeds from the sale of assets                                                          -              40,000
       Advances to unconsolidated affiliates                                              (226,744)                  -
       (Increase) decrease in notes receivable                                           2,926,382            (153,215)
       Investment in unconsolidated affiliates                                              (5,000)           (457,300)
       Disbursements to related parties
          and former affiliates, net                                                       (18,246)            (24,196)
       Utilization of or (deposit to) restricted cash                                       29,823            (129,257)
       Capital expenditures                                                               (168,805)           (151,023)
                                                                                       -----------         -----------
Net cash provided by (used in) investing activities                                      2,537,410            (874,991)
                                                                                       -----------         -----------

Cash flows from financing activities:
       Distributions to limited partners, net                                                    -            (143,842)
       Treasury stock purchased                                                           (234,490)                  -
       Purchase of partnership units of subsidiary                                          (1,000)                  -
       Proceeds from officer obligation                                                     50,000              90,000
       Principal payments of officer obligation                                            (50,000)           (115,000)
       Proceeds from stock options                                                               -               4,375
       Principal payments of long-term obligations                                        (575,453)           (702,856)
       Proceeds from long-term obligations                                                       -           3,554,934
       Net payments to securitization program                                                    -            (392,287)
                                                                                       -----------         -----------
Net cash provided by (used in) financing activities                                       (810,943)          2,295,324
                                                                                       -----------         -----------

Net increase in cash                                                                     1,492,854             110,478

Cash at beginning of period                                                                625,609             890,670
                                                                                       -----------         -----------
Cash at end of period                                                                  $ 2,118,463         $ 1,001,148
                                                                                       -----------         -----------


                                  (Continued)

The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
            FORM 10-Q          FOR THE QUARTER ENDED JUNE 30, 1998

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (UNAUDITED)




                                                                                          Six Months Ended June 30
                                                                                       -----------------------------
                                                                                          1998                1997
                                                                                       -----------         ---------
Cash paid during the three months for:
       Interest, net of interest income                                                $   259,227         $ 565,573
       Income taxes                                                                    $    36,000         $  12,450

Supplemental disclosures of noncash investing and financing activity:

       A subsidiary and a partnership, of which the subsidiary is the managing general partner, purchased equipment which was financed by entering into installment finance agreements
          Increase in equipment cost, net                                              $ 1,205,620         $ 740,418
          Increase in long-term obligations                                             (1,205,620)         (740,418)






The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
               FORM 10-Q         FOR THE QUARTER ENDED JUNE 30, 1998

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  MANAGEMENT'S REPRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal adjustments and recurring accruals) necessary to present fairly The Wendt-Bristol Health Services Corporation ("Wendt-Bristol" or "Company") and subsidiaries consolidated financial position as at June 30, 1998 and December 31, 1997 and the consolidated results of its operations for the three and six months ended June 30, 1998 and 1997 as well as the cash flows for the respective six months. The results of operations for any interim period are not necessarily indicative of results for the full year. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THE WENDT-BRISTOL ANNUAL REPORT FILED AS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, WHICH IS HEREBY INCORPORATED BY REFERENCE.


2.  RECLASSIFICATIONS

         Certain amounts on the balance sheet at December 31, 1997 have been reclassified to conform with the presentation at June 30, 1998.


3.  INCOME TAXES

         Federal, state and local taxes are summarized as follows:

                                       Six months ended June 30,          Three months ended June 30,
                                       -------------------------         ---------------------------
                                         1998            1997               1998             1997
                                         ----            ----               ----             ----
Federal taxes:
  Current expense (benefit)            $(3,000)              --                --                --

State and local taxes:
  Current expense                        6,500           11,700             5,100             5,300
                                       -------          -------            ------            ------

Total expense (benefit)                $ 3,500          $11,700            $5,100            $5,300
                                       =======          =======            ======            ======


(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q     FOR THE QUARTER ENDED JUNE 30, 1998

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)




4.  STOCKHOLDERS' EQUITY


         At June 30, 1998 there were 414,538 Common Stock purchase warrants outstanding, exercisable at $3.75 per warrant. Each warrant, upon exercise, provides two and three quarters (2-3/4) shares of the Company's common stock and a Series II warrant (issuable upon completion of appropriate Securities and Exchange Commission filings) exercisable for two shares at $3.00/share. The Warrants' expiration dates, as amended by the Board of Directors in April 1998, are May 1, 1999 for the initial Warrant and May 1, 2000 for the Series II Warrants. There were no warrants exercised during the six or three months ended June 30, 1998.


5.  EARNINGS PER SHARE


         In February 1997, the Financial Accounting Standard Board issued statement of Financial Accounting Standards No. 128, "Earnings per Share," which changed the method used to calculate earnings per share. Basic earnings per share has been calculated as income available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share has been calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. The following is provided to reconcile the earnings per share calculations:



         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q     FOR THE QUARTER ENDED JUNE 30, 1998

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)



5.  EARNINGS PER SHARE (CONTINUED)


                                                    Six Months Ended                Three Months Ended
                                                        June 30,                          June 30,
                                                        --------                          --------
                                                  1998            1997             1998             1997
                                                  ----            ----             ----             ----
Income available to common stockholders         $  107,389     $  156,724        $ 215,116        $ 105,146
  Effect of dilutive 5.5% convertible
  bond (net of tax)                                     --             --        $   9,075               --
                                                ----------     ----------        ---------        ---------
Income available to common stockholders
  and assumed conversions                       $  107,389     $  156,724        $ 224,191        $ 105,146
                                                ----------     ----------        ---------        ---------

Shares:

Weighted average shares (basic)                  6,092,009      6,241,865        6,045,854        6,247,161
  Effect of dilutive securities
         Options                                    44,798 (A)     49,265 (A)       49,540 (A)       38,708  (A)
         Warrants                                       -- (B)         -- (B)        5,295               --  (B)
         Convertible Debt                               -- (C)         -- (C)      500,000               --  (C)
                                                ----------     ----------        ---------        ---------
Diluted weighted average shares                  6,136,807      6,291,130        6,600,689        6,285,869
                                                ----------     ----------        ---------        ---------

Income per common share:
         Basic                                  $     0.02     $     0.03        $    0.04        $    0.02
                                                ==========     ==========        =========        =========

         Diluted                                $     0.02     $     0.02        $    0.03        $    0.02
                                                ==========     ==========        =========        =========


(A) 1,000 stock options not associated with convertible debt were excluded from the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

(B) 414,538 warrants were excluded from the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

(C) 500,000 stock options associated with convertible debt were excluded because their exercise would be anti-dilutive.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q     FOR THE QUARTER ENDED JUNE 30, 1998

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


6.  UNCONSOLIDATED AFFILIATES/MINORITY INTEREST

         The following table reflects the Company's proportionate share of the earnings (losses) of unconsolidated affiliates and the proportionate share of Minority interest attributable to investors in the (earnings) losses of consolidated affiliates.

                                                      Six Months Ended                 Three Months Ended
                                                           June 30,                          June 30,
                                                 ---------------------------         ------------------------
                                                   1998              1997             1998              1997
                                                   ----              ----             ----              ----
Minority interest in (earnings) losses of
  consolidated affiliates, net of tax            $ 169,456         $ (31,462)        $ 85,745         $19,867
Equity in earnings (losses) of
  unconsolidated affiliates                        (18,937)          134,103          (21,519)         46,545
                                                 ---------         ---------         --------         -------
                                                 $ 150,519         $ 102,641         $ 64,226         $66,412
                                                 =========         =========         ========         =======

Unaudited financial information of the affiliates which are accounted for by the equity method is summarized below:

Combined Balance Sheets
                                        June 30, 1998    June 30, 1997
                                        -------------    -------------
Current assets                           $1,027,979        $  579,537
Property, plant and equipment
  net of accumulated depreciation         7,604,279           919,858
Other non-current assets                    329,757           271,128
                                         ----------        ----------
Total assets                             $8,962,015        $1,770,523
                                         ==========        ==========

Liabilities                              $7,883,071        $  642,716
Equity                                    1,078,944         1,127,807
                                         ----------        ----------
Total liabilities and equity             $8,962,015        $1,770,523
                                         ==========        ==========

Combined Statements of Operations

                                    Six Months Ended                 Three Months Ended
                                        June 30,                           June 30,
                                  --------------------                ----------------
                                  1998             1997              1998             1997
                                  ----             ----              ----             ----
Service revenues               $1,223,396        $675,547         $ 674,393         $317,869
Operating income (loss)        $   10,504        $254,931         $ (21,033)        $ 84,316
Net income (loss)              $ (129,039)       $268,206         $(102,926)        $ 93,091

As a result of the limited liability companies being taxed as partnerships for Federal income tax purposes, there is no tax provided for earnings. See Note 2. Income Taxes.

     (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q     FOR THE QUARTER ENDED JUNE 30, 1998

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


7.  WORKERS' COMPENSATION REFUND

One -time refunds of previously paid premiums were received from the Ohio Bureau of Workers' Compensation during the second quarter of 1998 yielding a reduction of selling, general and administrative expenses of $436,000 for the three and six months ended June 30, 1998. These premium refunds were made to all participants due to better-than-expected investment returns in the insurance fund and are not expected to recur.


8.  ALLOCATION DUE FROM LIMITED PARTNERSHIP

A subsidiary of the Company is the general partner in a limited partnership. Based on the allocation of income in accordance with the partnership agreement, the balance is due from the limited partners for excess income allocated to the limited partners' from the general partner. It is management's estimate that all income reallocated will be restored as a result of the priorities established in the partnership agreement.


9.  NEW ACCOUNTING PRONOUNCEMENTS

On April 3, 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-up Activities" which states that the costs of start-up activities, including organization costs, should be expensed as incurred. Implementation of SOP 98-5 is required for financial statements issued for fiscal years beginning after December 15, 1998 with the initial application of this SOP being reported as a cumulative effect of a change in accounting principle. Currently, the Company has an asset of approximately $267,000 included in the caption "Deferred charges" on the balance sheet at June 30, 1998, of which $79,000 was capitalized during the first six months of 1998.


10.  PLANS TO ACQUIRE MINORITY INTERESTS

On June 23, 1998 the Company announced its plans to acquire all of the limited partner interests in Wendt-Bristol Diagnostics Co. L.P., its ten year old, initial Diagnostic and Radiology Center located in Columbus, Ohio. Additionally, the Company intends to acquire the approximate 15% of the outstanding shares that it doesn't already own in the partnership's sole general partner:
Wendt-Bristol Diagnostics Company.

The Board of Directors has approved the issuance of the Company's authorized, but unissued convertible Series A $10.00 Preferred Stock, with cumulative dividends at 6% per annum (payable quarterly) with the express intent to accomplish the acquisition of all of the minority interests in each of the two aforementioned affiliates.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q     FOR THE QUARTER ENDED JUNE 30, 1998

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


10.  PLANS TO ACQUIRE MINORITY INTERESTS (CONTINUED)

The Directors have further authorized the registration of the Preferred Shares by filing a registration statement with the Securities and Exchange Commission and a listing application with the American Stock Exchange. Such filings are anticipated utilizing the financial information contained herein along with the Annual Report for the twelve months ended December 31, 1997. It is anticipated that the issuance of the Preferred Shares and acquisition of the minority interests will be completed in the fourth quarter of 1998, subject to the approval of the limited partners, the shareholders of Wendt-Bristol Diagnostics Company, the effectiveness of a registration statement to be filed by the Company with the Securities and Exchange Commission regarding the Preferred Shares, and any necessary third party consents.

11.  SUBSEQUENT EVENT

On July 21, 1998, the Company sold 200,000 shares of common stock held in treasury, pursuant to Regulation S of the Securities Act of 1933. The net proceeds of such shares sold totaled $265,000.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q     FOR THE QUARTER ENDED JUNE 30, 1998

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

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward- looking statements.

FINANCIAL CONDITION

Management has positioned the Company to focus on continuing the aggressive expansion of its Diagnostic and Radiology business, including radiation therapy. During 1997 the Company ceased operations of its unprofitable home health care business and sold two of its three retail pharmacies in order to concentrate on its core business. In addition, on December 31, 1997, the company sold its two Columbus nursing homes and will use the cash from the gain on the sale to further expand into the diagnostic and radiology services industry. The sale of these two homes along with the cost savings from the closing of the home health operations further strengthened the liquidity of the Company and will allow management to focus on its diagnostic and radiology centers. In February 1998 the Company, through a subsidiary, opened its third diagnostic center in Central Ohio. This center, located in Granville, Ohio, provides enhanced diagnostic imaging techniques including magnetic resonance imaging (MRI), CT scans, ultrasound, bone densitometry, x-ray and mammography.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q    FOR THE QUARTER ENDED JUNE 30, 1998

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



FINANCIAL CONDITION (CONTINUED)


The next medical center to open is the complex on Jasonway Road in Columbus, Ohio, scheduled for completion in the fourth quarter of 1998. This major facility will include the Company's second radiation oncology facility as well as an advanced diagnostic center including the first Positron Emission Tomography (PET) scanning unit in Central Ohio.

In July 1998 the Company, through a subsidiary, broke ground on its Women's Health Center on Kenny Road. This center will focus on women's health and imaging services and will include an outpatient surgical suite for breast surgery. This 7,500 square foot center is scheduled to open in the first quarter of 1999.

Working capital decreased approximately $1,012,000 from $2,886,000 at December 31, 1997 to $1,874,000 at June 30, 1998, due mostly from debt repayment ($575,000), treasury stock purchases ($234,000), and advances to unconsolidated affiliates ($227,000). Current assets decreased approximately $1,983,000 due mostly from decreases in notes receivable ($2,904,000) and accounts receivable ($452,000) offset by an increase in cash ($1,493,000). The increase in cash and decrease in notes receivable is due to the collection of the notes from the sale of the nursing homes while the decrease in accounts receivable is attributable to the collection of year-end receivables from the nursing homes that were sold. Current liabilities decreased approximately $972,000, due primarily from reductions in accrued wages ($317,000) related to the nursing homes and other accrued liabilities ($581,000) primarily related to the payment of costs associated with the sales of the nursing homes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position in the first half remains strong with working capital at $1,874,000 at June 30,1998. During April 1998 the Company collected the remaining balance of approximately $2.9 million on the notes receivable due from the sale of the two nursing homes. Also in April 1998, the Company secured an equipment lease line of credit for $1,000,000 with a finance company. As of June 30, 1998, $270,000 has been drawn against this lease line.

The Company and its subsidiaries, limited partnership, and limited liability companies, have committed to certain equipment upgrades or acquisitions that will be financed either through the current equipment financing relationship or through vendor programs. The cost of such equipment currently on order is approximately $4,500,000.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q    FOR THE QUARTER ENDED JUNE 30, 1998

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

During 1998, the Company, along with a partner, has commenced construction of a major 31,000 square feet, two-building center including radiology, nuclear medicine, cytology, radiation therapy, Positron Emission Tomography (the first PET Scanner in central Ohio), and a therapy and rehab center. A subsidiary of the Company has a participating partnership relationship (20%) in the rehab center, a 22-1/2% interest and management control and responsibility in the radiation therapy, and 100% ownership in the radiology, PET, nuclear and cytology operations. The subsidiary also has a 50% interest in the land and buildings associated to the new center. In addition, the Company, through a subsidiary, is planning to expand one of its facilities by adding approximately 7,500 square feet. The adjoining addition (which will be financed with a commitment from a bank) is anticipated to cost approximately $800,000 and will be used to create one of the first major women's health centers in central Ohio.

Management further believes the present resources will meet anticipated requirements for operations of the business. There are no further material commitments for capital expenditures.

YEAR 2000 COSTS

The Company has addressed the year 2000 issues with its major equipment vendors and has assessed that any software upgrades necessary will be installed in a timely manner and at minimal incremental costs to the Company. Separately, the Company has been evaluating its internal accounting software; an alternate plan has been developed for the purchase of new software if the existing system cannot be year 2000 compliant in a timely manner. The costs of such software and implementation are approximately $30,000 and would be funded out of working capital. Accordingly, "Year 2000" issues are not expected to have any material impact on the Company's future financial condition or results of operations.

RESULTS OF OPERATIONS 1998 - 1997

Consolidated revenues from operations for the six and three months ended June 31, 1998 decreased approximately $5,002,000 or 47.8% and $2,389,000 or 45.3%, respectively, from the same periods in 1997. Net sales decreased $872,000 or 61.4% while service revenues declined $4,130,000 or 45.6% for the first half and $1,914,000 or 42.1% for the quarter over the same periods last year. The decline in net sales is due to the reduction in the number of pharmacies from three in 1997 to one in 1998 while the decrease in service revenues is attributable to the sale of two nursing homes at December 31,1997. Excluding the two sold nursing homes, service revenues for the first half of 1998 are up 8% as compared to 1997 due to the opening of the new center in February 1998.


         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q    FOR THE QUARTER ENDED JUNE 30, 1998

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS 1998 - 1997 (CONTINUED)

Cost of sales decreased approximately $648,000 or 60.9% for the six months and $324,000 or 57.8% for the three months ended June 30, 1998 as compared to the corresponding periods in 1997. Gross margin for the first six months decreased to 24.2% in 1998 from 25.1% in 1997. The decreases are due primarily to the 1997 sale of two retail pharmacies, whose sales are not included in the 1998 results.

Selling, general and administrative expenses decreased approximately $3,799,000 or 45.9% for the six months and $1,972,000 or 47.8% for the three months ended June 30, 1998 as compared to the corresponding periods in 1997. The decrease is mostly due to the reduction in expenses caused by the sale of the two nursing homes and two pharmacies and a workers' compensation refund (see note 7) offset by increases in expenses at the Diagnostic center due to additional modalities, expenses of the new Granville Center, and the expansion of mobile mammography.

Interest expense for the six and three months ended June 30, 1998 decreased approximately $349,000 or 56.8% and $138,000 or 46.0%, respectively, as compared to the same periods in 1997. The reduction is mostly due to the reduced debt from the mortgages on the two sold nursing homes and the interest income earned on the notes receivable from the sale of the homes.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q    FOR THE QUARTER ENDED JUNE 30, 1998

                            PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The matters set forth in this Item 4 were submitted to a vote of security holders of the Company at an Annual Meeting of Stockholders held on June 30, 1998.

(a) The following directors, constituting the entire Board of Directors, were elected at the Annual Meeting of Stockholders held on June 30, 1998: Also indicated are the affirmative, negative and authority withheld votes for each director.

                                                                 Authority
                                  For         Against            Withheld
                                  ---         -------            --------
         Marvin D. Kantor       4,296,494        -              1,079,566
         Harold T. Kantor       4,735,731        -                640,329
         Sheldon A. Gold        4,735,731        -                640,329
         Reed A. Martin         4,735,831        -                640,229
         Paul H. Levine         4,735,831        -                640,229
         Gerald M. Penn         4,736,831        -                639,229
         Clemente Del Ponte     4,736,831        -                639,229
         David E. Fernie        4,736,831        -                639,229

(b) The following additional matter was approved at the Annual Meeting of Stockholders held on June 30, 1998.

         The approval of the amendment to the Company's Employee Stock Option
         Plan

         For                                4,093,655
         Against                            1,263,708
         Abstain                               18,697


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
                  10.17-Second Amendment to the Wendt-Bristol Health Services
                        Corporation Employee Stock Option Plan
                  27   -EDGAR Financial Data Schedule

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


                                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION (Registrant)


         August 13, 1998                   By:     /s/ SHELDON A. GOLD
                                                   ---------------------------
                                                   Sheldon A. Gold
                                                   President
                                                   (Principal Executive Officer)



         August 13, 1998                   By:     /s/ CHARLES R. CICERCHI
                                                   ----------------------------
                                                   Charles R. Cicerchi
                                                   Vice-President, Finance
                                                   (Principal Financial and
                                                   Accounting Officer)