Form 10-Q
period 1998-09-30
WENDT BRISTOL HEALTH SERVICES CORP
filed 1998-11-16
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------


For Quarter Ended September 30, 1998             Commission file number 0-11656

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

                              Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

EACH OF THE FOLLOWING CLASSES ARE REGISTERED ON THE AMERICAN STOCK EXCHANGE.

             Class                             Outstanding at October 31, 1998
             -----                             -------------------------------

     Common Stock, par value                             6,141,979
         $.01 per share

     Common Stock Purchase Warrants                        414,538 (1)


     (1) Upon exercise, represents 1,139,980 shares of The Wendt-Bristol Health Services Corporation.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                                    I N D E X

Part I                                                                Page No.
------                                                                --------
Financial Statements:

   Consolidated Balance Sheets - September 30, 1998 (Unaudited)
   and December 31, 1997                                                 3-4

   Consolidated Statements of Operations (Unaudited)
   Three and Nine Months Ended September 30, 1998 and 1997                 5

   Consolidated Statements of Comprehensive Income (Unaudited)
   Three and Nine Months Ended September 30, 1998 and 1997                 6

   Consolidated Statements of Cash Flow (Unaudited)
   Nine Months Ended September 30, 1998 and 1997                         7-8

   Notes to Consolidated Financial Statements                           9-14

   Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                           15-18


Part II
-------

   Other Information                                                      19
   Signatures                                                             19

Exhibits:

   Exhibit 27 EDGAR Financial Data Schedule                               20






                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 AS AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                                         September 30       December 31
                                                                             1998               1997
                                                                         ------------       ------------
                                                                          (Unaudited)
Current assets:
       Cash                                                              $    800,773       $    625,609
                                                                         ------------       ------------
       Restricted cash                                                        202,018            221,120
                                                                         ------------       ------------
       Receivables:
            Trade, net of allowance for doubtful
                 accounts of $184,000 (September)
                 and $201,000 (December)                                    2,626,572          2,878,726
            Notes receivable                                                  353,491          3,236,900
            Allocation due from limited partnership (Notes 2 and 8)           697,000            440,000
            Miscellaneous                                                     879,761          1,210,664
                                                                         ------------       ------------
                                                                            4,556,824          7,766,290
                                                                         ------------       ------------
       Inventories                                                            168,765            202,951
       Prepaid expenses and other                                             165,310            148,825
                                                                         ------------       ------------
            Total current assets                                            5,893,690          8,964,795
                                                                         ------------       ------------
Property, plant and equipment, at cost                                     14,519,749         13,081,583
       Less: Accumulated depreciation and
            amortization                                                   (5,209,590)        (4,742,587)
                                                                         ------------       ------------
                                                                            9,310,159          8,338,996
                                                                         ------------       ------------
Investments and other assets:
       Securities available for sale, at market                               123,750               --
       Notes and other receivables, net of current portion                    235,001            420,651
       Notes receivable from officers, employees and
            related parties, net of amounts payable                           998,022            902,271
       Life insurance premiums receivable                                   1,060,581            972,451
       Investment in unconsolidated affiliates                                612,670            640,980
       Advances to unconsolidated affiliates                                1,030,133            451,110
       Excess of cost over assets of businesses
            and subsidiaries acquired, less amortization                      344,531            355,439
       Deferred charges                                                       689,350            691,158
       Other assets                                                           343,104            258,668
                                                                         ------------       ------------
            Total investments and other assets                              5,437,142          4,692,728
                                                                         ------------       ------------
                                                                         $ 20,640,991       $ 21,996,519
                                                                         ============       ============



                                   (Continued)

 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

                 AS AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 September 30       December 31
                                                                     1998               1997
                                                                 ------------       ------------
                                                                 (Unaudited)
Current liabilities:
      Accounts payable                                           $  2,624,030       $  3,307,082
      Accrued expenses and other liabilities:
            Salaries and wages                                        199,490            533,346
            Taxes, other than federal income taxes                    133,914            219,885
            Interest                                                  130,839            117,313
            Other                                                     229,079            874,814
      Long-term obligations classified as current                   1,016,393            986,148
      Federal income taxes payable                                       --               40,000
                                                                 ------------       ------------
            Total current liabilities                               4,333,745          6,078,588
                                                                 ------------       ------------
Long-term obligations, less amounts classified
      as current                                                    9,636,317          9,151,637
                                                                 ------------       ------------
            Total liabilities                                      13,970,062         15,230,225
                                                                 ------------       ------------
Minority interests                                                    362,592            321,168
                                                                 ------------       ------------
Stockholders' equity:
      Preferred stock: $20 ,stated value
            authorized: 500,000 shares
            issued: none (Note 10)                                         --                 --
      Common stock: $.01 par;
            authorized: 12,000,000 shares
            issued: 8,248,480 shares                                   82,485             82,485
      Capital in excess of par                                     10,260,927         10,244,805
      Net unrealized gains (losses)
            on securities available for sale, net of tax              (36,659)              --
      Retained earnings (deficit)                                  (1,396,312)        (1,337,483)
                                                                 ------------       ------------
                                                                    8,910,441          8,989,807
      Treasury stock, at cost, 2,079,901 shares (September)
            and 2,067,254 shares (December)                        (2,602,104)        (2,544,681)
                                                                 ------------       ------------
                 Total stockholders' equity                         6,308,337          6,445,126
                                                                 ------------       ------------
                                                                 $ 20,640,991       $ 21,996,519
                                                                 ============       ============



 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

                                                           Nine Months Ended                    Three Months Ended
                                                             September 30                          September 30
                                                   ---------------------------------------------------------------------
                                                       1998               1997               1998               1997
                                                   ------------       ------------       ------------       ------------
Revenues:
     Net sales                                     $    819,978       $  1,924,713       $    271,546       $    504,305
     Service income                                   7,772,475         13,722,299          2,850,018          4,669,806
                                                   ------------       ------------       ------------       ------------
                                                      8,592,453         15,647,012          3,121,564          5,174,111
                                                   ------------       ------------       ------------       ------------
Costs and expenses:
     Cost of sales                                      621,243          1,479,636            205,575            416,363
     Selling, general and administrative
         expenses, net                                7,217,737         12,569,941          2,747,080          4,300,234
                                                   ------------       ------------       ------------       ------------
                                                      7,838,980         14,049,577          2,952,655          4,716,597
                                                   ------------       ------------       ------------       ------------
                                                        753,473          1,597,435            168,909            457,514
Depreciation                                            564,723            789,809            192,304            276,756
                                                   ------------       ------------       ------------       ------------
Operating income (loss)                                 188,750            807,626            (23,395)           180,758
Equity in earnings of unconsolidated
     affiliates, net of minority interests in
     consolidated affiliates (Note 6)                   181,266            179,122             30,747             76,481
                                                   ------------       ------------       ------------       ------------
                                                        370,016            986,748              7,352            257,239
                                                   ------------       ------------       ------------       ------------
Other income (expense):
     Interest expense                                  (464,693)          (926,480)          (199,976)          (313,139)
     Other, net                                          18,748            176,737              5,806            124,481
                                                   ------------       ------------       ------------       ------------
                                                       (445,945)          (749,743)          (194,170)          (188,658)
                                                   ------------       ------------       ------------       ------------
Income (loss) before income taxes                       (75,929)           237,005           (186,818)            68,581

Income tax benefit (expense)                             17,100            (17,400)            20,600             (5,700)
                                                   ------------       ------------       ------------       ------------
Net income (loss)                                  $    (58,829)      $    219,605       $   (166,218)      $     62,881
                                                   ============       ============       ============       ============
Income (loss) per common share: (Note 5)
     Basic                                         $      (0.01)      $       0.04       $      (0.03)      $       0.01
                                                   ============       ============       ============       ============
     Diluted                                       $      (0.01)      $       0.03       $      (0.03)      $       0.01
                                                   ============       ============       ============       ============
Weighted average shares outstanding:
     Basic                                            6,108,144          6,237,303          6,139,889          6,228,326
                                                   ============       ============       ============       ============
     Diluted                                          6,108,144          6,290,097          6,139,889          6,263,526
                                                   ============       ============       ============       ============


 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                   (UNAUDITED)

                                                  Nine Months Ended          Three Months Ended
                                                    September 30                 September 30
                                             --------------------------------------------------------
                                               1998            1997           1998            1997
                                             ---------       ---------      ---------       ---------
Net income (loss)                            $ (58,829)      $ 219,605      $(166,218)      $  62,881

Unrealized loss on securities available
for sale, net of tax benefit of $18,900        (36,659)           --          (36,659)           --
                                             ---------       ---------      ---------       ---------
Comprehensive income (loss)                  $ (95,488)      $ 219,605      $(202,877)      $  62,881
                                             =========       =========      =========       =========

 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

                                                                              Nine Months Ended September 30
                                                                              ------------------------------
                                                                                   1998              1997
                                                                               -----------       -----------
Cash flows from operating activities:
    Net income (loss)                                                          $   (58,829)      $   219,605
                                                                               -----------       -----------
    Adjustments required to reconcile net income to net cash provided by operating activities:
        Amortization, depreciation and other, net                                  575,631           836,070
        Provision for losses on notes and accounts receivable                       79,222            90,823
        Loss on disposition of assets                                                4,885            11,465
        Minority interest in earnings (losses) of consolidated affiliates         (214,576)           25,765
        Equity in net losses (earnings) of unconsolidated affiliates                33,310          (204,887)
        Changes in assets and liabilities:
           Receivables
                  Purchase of receivables                                             --            (607,229)
                  Other changes                                                    503,835          (613,062)
           Merchandise inventories                                                  34,186           140,350
           Prepaid expenses and other current assets                                (4,669)           45,463
           Accounts payable                                                       (683,052)          223,555
           Accrued expenses and other liabilities                               (1,052,036)       (1,603,744)
           Federal income taxes payable                                            (40,000)             --
           Deferred charges and other                                              (63,034)          (86,294)
                                                                               -----------       -----------
    Total adjustments                                                             (826,298)       (1,741,725)
                                                                               -----------       -----------
                                                                                  (885,127)       (1,522,120)
                                                                               -----------       -----------
Cash flows from investing activities:
    Proceeds from the sale of assets                                                  --              40,000
    Advances to unconsolidated affiliates                                         (579,023)             --
    (Increase) decrease in notes receivable                                      3,069,059          (161,343)
    Investment in unconsolidated affiliates                                         (5,000)         (462,300)
    Purchase of marketable securities                                             (179,309)
    Disbursements to related parties
      and former affiliates, net                                                  (183,881)          (33,298)
    Utilization of or (deposit to) restricted cash                                  19,102          (143,804)
    Capital expenditures                                                          (231,058)         (274,581)
                                                                               -----------       -----------
Net cash provided by (used in) investing activities                              1,909,890        (1,035,326)
                                                                               -----------       -----------
Cash flows from financing activities:
    Distributions to limited partners, net                                            --            (143,842)
    Treasury stock purchased                                                      (318,108)          (69,414)
    Proceeds from the sale of Treasury stock                                       264,991
    Purchase of common stock/partnership units of affiliates                          --             (10,100)
    Purchase of partnership units of subsidiary                                     (1,000)             --
    Proceeds from officer obligation                                                50,000            90,000
    Principal payments of officer obligation                                       (50,000)         (145,000)
    Proceeds from stock options                                                       --               4,375
    Principal payments of long-term obligations                                   (795,482)         (905,860)
    Proceeds from long-term obligations                                               --           3,555,284
    Net payments to securitization program                                            --            (392,287)
                                                                               -----------       -----------
Net cash provided by (used in) financing activities                               (849,599)        1,983,156
                                                                               -----------       -----------
Net increase (decrease) in cash                                                    175,164          (574,290)
Cash at beginning of period                                                        625,609           890,670
                                                                               -----------       -----------
Cash at end of period                                                          $   800,773       $   316,380
                                                                               ===========       ===========


                                  (Continued)

The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

                                                                                 Nine Months Ended September 30
                                                                                 ------------------------------
                                                                                     1998              1997
                                                                                 ------------       -----------
Cash paid during the nine months for:
    Interest, net of interest income                                              $   451,167       $   884,428
    Income taxes                                                                  $    95,037       $    16,775

Supplemental disclosures of noncash investing and financing activity:
    A subsidiary and a partnership, of which the subsidiary is the managing general partner, purchased equipment which was financed by entering into installment finance agreements
      Increase in equipment cost, net                                             $ 1,310,407       $   761,568
      Increase in long-term obligations                                            (1,310,407)         (761,568)

    The company purchased marketable securities and
    in accordance with the provisions of SFAS No. 115,
    has recognized an unrealized loss on the balance sheet
    as a component of stockholders' equity
      Increase in unrealized (gains) losses on securities
         available for sale, net of tax                                           $    36,659
      Increase  in other assets                                                        18,900
      Decrease in securities available for sale                                       (55,559)


 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  MANAGEMENT'S REPRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal adjustments and recurring accruals) necessary to present fairly The Wendt-Bristol Health Services Corporation ("Wendt-Bristol" or "Company") and subsidiaries consolidated financial position as at September 30, 1998 and December 31, 1997 and the consolidated results of its operations for the three and nine months ended September 30, 1998 and 1997 as well as the cash flows for the respective nine months. The results of operations for any interim period are not necessarily indicative of results for the full year. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THE WENDT-BRISTOL ANNUAL REPORT FILED AS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, WHICH IS HEREBY INCORPORATED BY REFERENCE.

2.  RECLASSIFICATIONS

         Certain amounts on the balance sheet at December 31, 1997 have been reclassified to conform with the presentation at September 30, 1998.

3.  INCOME TAXES

         Federal, state and local taxes are summarized as follows:

                              Nine months ended Sept. 30,  Three months ended Sept. 30,
                              ---------------------------  ----------------------------
                                  1998           1997           1998           1997
                                --------       --------       --------       --------
Federal taxes:
  Current expense (benefit)     $ 16,000           --         $ 19,000           --
  Deferred expense (benefit)     (41,300)                      (41,300)

State and local taxes:
  Current expense                  8,200         17,400          1,700          5,700
                                --------       --------       --------       --------
Total expense (benefit)         $(17,100)      $ 17,400       $(20,600)      $  5,700
                                ========       ========       ========       ========

(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

4.  STOCKHOLDERS' EQUITY

         At September 30, 1998 there were 414,538 Common Stock purchase warrants outstanding, exercisable at $3.75 per warrant. Each warrant, upon exercise, provides two and three quarters (2 3/4) shares of the Company's common stock and a Series II warrant (issuable upon completion of appropriate Securities and Exchange Commission filings) exercisable for two shares at $3.00/share. The Warrants' expiration dates, as amended by the Board of Directors in April 1998, are May 1, 1999 for the initial Warrant and May 1, 2000 for the Series II Warrants. There were no warrants exercised during the nine or three months ended September 30, 1998.

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

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
              -----------------------------------------------------

5.  EARNINGS PER SHARE (CONTINUED)


                                                   Nine Months Ended               Three Months Ended
                                                     September 30,                   September 30,
                                                     -------------                   -------------
                                                 1998            1997            1998             1997
                                              ----------       --------       ----------       ----------
Income available to common stockholders       $  (58,829)    $  219,605        $(166,218)      $   62,881

  Effect of dilutive 5.5% convertible
  bond (net of tax)                                   --             --              --
                                              ----------       --------       ----------       ----------
Income available to common stockholders
  and assumed conversions                     $  (58,829)    $  219,605       $ (166,218)      $  62,881
                                              ==========       ========       ==========       ==========
Shares:

Weighted average shares (basic)                6,108,144      6,237,303        6,139,889        6,228,326
  Effect of dilutive securities
         Options                                      -- (A)     52,794               -- (A)       35,200
         Warrants                                     -- (B)         -- (B)           -- (B)          --  (B)
         Convertible Debt                             -- (C)         -- (C)           -- (C)          --  (C)
                                              ----------       --------       ----------       ----------
Diluted weighted average shares                6,108,144      6,290,097        6,139,889         6,263,526
                                              ==========       ========       ==========       ==========
Income per common share:
         Basic                                $    (0.01)      $   0.04       $    (0.03)      $     0.01
                                              ==========       ========       ==========       ==========
         Diluted                              $    (0.01)      $   0.03       $    (0.03)      $     0.01
                                              ==========       ========       ==========       ==========

(A) Excluded from the computation because their exercise would be anti-dilutive.

(B) 414,538 warrants were excluded from the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

(C) 500,000 shares of common stock associated with the possible conversion of convertible debt were excluded because the conversion would be anti-dilutive.

(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

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

                                                   Nine Months Ended              Three Months Ended
                                                     September 30,                  September 30,
                                                     -------------                  -------------
                                                 1998            1997            1998            1997
                                               ---------       ---------       ---------       ---------
Minority interest in (earnings) losses of
  consolidated affiliates, net of tax          $ 214,576       $ (25,765)      $  45,120       $   5,697
Equity in earnings (losses) of
  unconsolidated affiliates                      (33,310)        204,887         (14,373)         70,784
                                               ---------       ---------       ---------       ---------
                                               $ 181,266       $ 179,122       $  30,747       $  76,481
                                               =========       =========       =========       =========

Unaudited financial information of the affiliates which are accounted for by the equity method is summarized below:

COMBINED BALANCE SHEETS

                                   September 30, 1998 September 30, 1997
                                   ------------------ ------------------
Current assets                         $ 1,081,746      $   554,822
Property, plant and equipment
  net of accumulated depreciation        8,631,263        1,070,749
Other non-current assets                   451,651          390,198
                                       -----------      -----------
Total assets                           $10,164,660      $ 2,015,769
                                       ===========      ===========

Liabilities                            $ 9,361,613      $   736,394
Equity                                     803,047        1,279,375
                                       -----------      -----------
Total liabilities and equity           $10,164,660      $ 2,015,769
                                       ===========      ===========

COMBINED STATEMENTS OF OPERATIONS

                                               Nine Months Ended                  Three Months Ended
                                                 September 30,                       September 30,
                                           ----------------------------       -----------------------------
                                              1998              1997             1998              1997
                                           -----------       -----------      -----------       -----------
Service revenues                           $ 1,802,974       $ 1,019,172      $   579,578       $   343,625
Operating income (loss)                    $  (129,969)      $   391,819      $  (140,473)      $   136,888
Net income (loss)                          $  (404,936)      $   409,774      $  (275,897)      $   141,568

As a result of the limited liability companies being taxed as partnerships for Federal income tax purposes, there is no tax provided for earnings. See Note 2. Income Taxes.

    (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

7.  MARKETABLE SECURITIES

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity.

8.  ALLOCATION DUE FROM LIMITED PARTNERSHIP

A subsidiary of the Company is the general partner in a limited partnership. Based on the allocation of income in accordance with the partnership agreement, the balance is due from the limited partners for excess income allocated to the limited partners from the general partner. It is management's estimate that all income reallocated will be restored as a result of the priorities established in the partnership agreement. If the acquisition of the minority interests is consummated (see note 10) management will evaluate the appropriateness of treatment of this item as acquisition costs.

9.  NEW ACCOUNTING PRONOUNCEMENTS

On April 3, 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-up Activities" which states that the costs of start-up activities, including organization costs, should be expensed as incurred. Implementation of SOP 98-5 is required for financial statements issued for fiscal years beginning after December 15, 1998 with the initial application of this SOP being reported as a cumulative effect of a change in accounting principle. Currently, the Company has an asset of approximately $252,000 included in the caption "Deferred charges" on the balance sheet at September 30, 1998, of which $123,000 was capitalized during the first nine months of 1998. If the SOP was adopted early, there would be a cumulative charge to earnings at this time of approximately $181,000 for the consolidated entities.

In addition, unconsolidated entities have deferred start-up charges on their balance sheets totaling $348,000 at September 30, 1998 of which $114,000 was capitalized during the first nine months of 1998. If SOP 98-5 was adopted early, there would be a cumulative charge to earnings in unconsolidated affiliates at this time of approximately of $67,000.

         (continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
              -----------------------------------------------------

10.  PLANS TO ACQUIRE MINORITY INTERESTS/ISSUANCE OF PREFERRED STOCK

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

The Board of Directors has approved the issuance of the Company's authorized, but unissued convertible Series 1 $20.00 Preferred Stock, with cumulative dividends at 6% per annum (payable quarterly) with the express intent to accomplish the acquisition of all of the minority interests in each of the two aforementioned affiliates.

The Company has filed registration statements of Preferred Shares with the Securities and Exchange Commission and a listing application with the American Stock Exchange. Such filings have had an initial review by the SEC and the Company is preparing amended registration statements responding to the comments and utilizing the updated financial information contained herein along with the Annual Report for the twelve months ended December 31, 1997. It is anticipated that the issuance of the Preferred Shares and acquisition of the minority interests will be completed subject to the approval of the limited partners, the shareholders of Wendt-Bristol Diagnostics Company, the effectiveness of the amended registration statements to be filed by the Company with the Securities and Exchange Commission regarding the Preferred Shares, and any necessary third party consents.

In conjunction with the above and in response to foreign investor interest, the Company has also filed a registration statement for the possible issuance of up to 385,000 shares of Preferred Stock for a cash price of $20.00 per share. An amended registration statement will be filed similarly and concurrently with the above.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

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

FINANCIAL CONDITION

The Company continues to focus on the aggressive expansion of its Diagnostic and Radiology business, including radiation therapy. During 1997 the Company ceased operations of its unprofitable home health care business and sold two of its three retail pharmacies. In addition, on December 31, 1997, the company sold its two Columbus nursing homes and is utilizing the cash from the gain on the sale to further expand into the diagnostic and radiology services industry. The sale of these two homes along with the cost savings from the closing of the home health operations further strengthened the liquidity of the Company and allows management to focus on its diagnostic and radiology centers.

In February 1998 the Company, through a subsidiary, opened its third diagnostic center in Central Ohio. This center, located in Granville, Ohio, provides enhanced diagnostic imaging techniques including magnetic resonance imaging
(MRI), CT scans, ultrasound, bone densitometry, x-ray and mammography. In October 1998 the Company, through a subsidiary, opened its fourth diagnostic center which is located on Jasonway Avenue in Columbus, Ohio.

   (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

This 31,000 square foot medical complex includes the Company's second radiation oncology facility as well as an advanced diagnostic center that includes the first Positron Emission Tomography (PET) scanning unit in Central Ohio and a full nuclear medicine department.

The Company, through a subsidiary, broke ground in July 1998 on its Women's Health Center on Kenny Road. This 7,500 square foot center, scheduled to open in the first quarter of 1999, will focus on women's health and imaging services and will include an outpatient surgical site for breast surgery.

Working capital decreased approximately $1,326,000 from $2,886,000 at December 31, 1997 to $1,560,000 at September 30, 1998. Current assets decreased approximately $3,071,000 due mostly from decreases in notes receivable ($2,883,000), accounts receivable ($252,000) and miscellaneous receivables ($331,000) offset by increases in cash ($175,000) and allocation due from limited partnership ($257,000). The increase in cash and decrease in notes and miscellaneous receivables is mostly due to the collection of the notes related to the sale of the two nursing homes. The decrease in accounts receivable is attributable to the collection of year-end receivables from the two sold nursing homes offset by increases in receivables at the diagnostic centers. Current liabilities decreased approximately $1,745,000 due mostly from reductions in accounts payable ($683,000), accrued wages ($334,000), and other accrued liabilities ($646,000), all primarily related to the sale of the two nursing homes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position for the first nine months remains adequate with working capital at $1,560,000 at September 30, 1998. During April 1998 the Company collected the remaining balance of approximately $2.9 million on the notes receivable due from the sale of the two nursing homes. Also in April 1998, the Company secured an equipment lease line of credit for $1,000,000 with a finance company. As of October 31, 1998 approximately $818,000 has been drawn against this lease line.

The Company and its subsidiaries, limited partnership, and limited liability companies, have committed to certain equipment upgrades or acquisitions that will be financed either through the current equipment financing relationship or through vendor programs. The cost of such equipment currently on order is approximately $5,400,000.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

During October 1998, the Company, along with a partner, completed construction of a major 31,000 square feet, two-building center including radiology, nuclear medicine, cytology, radiation therapy, Positron Emission Tomography (the first PET Scanner in central Ohio), and a therapy and rehab center. A subsidiary of the Company has a participating partnership relationship (20%) in the rehab center, a 22-1/2% interest and management control and responsibility in the radiation therapy, and 100% ownership in the radiology, PET, nuclear and cytology operations. The subsidiary also has a 50% interest in the land and buildings associated to the new center. In addition, the Company, through a subsidiary, is expanding one of its facilities by adding approximately 7,500 square feet. The adjoining addition (which is being financed by a bank) is anticipated to cost approximately $800,000 and will be used to create one of the first major women's health centers in central Ohio.

Management further believes the present resources will meet anticipated requirements for operations of the business. Other than as indicated above, there are no further material commitments for capital expenditures.

YEAR 2000 COSTS

The Company has assessed its risk of year 2000 issues and has determined that most of the risk arises in the information technology area, specifically accounting. The operations of the Company relies heavily on several major diagnostic imaging equipment vendors and has assessed that the equipment is year 2000 compliant or will be through timely software upgrades. Due to ongoing maintenance contracts, these software upgrades will be performed at minimal incremental costs to the Company.

Separately, the Company has been evaluating its internal accounting software and has ordered an accounting system that is year 2000 compliant. It is anticipated that the system will be in use by the end of the first quarter 1999. The costs of such software and implementation are approximately $40,000 and are being financed as part of a larger package by an equipment financing company. Accordingly, "Year 2000" issues are not expected to have any material impact on the Company's future financial condition or results of operations.

RESULTS OF OPERATIONS 1998 VS. 1997

Consolidated revenues from operations for the nine and three months ended September 30, 1998 decreased approximately $7,055,000 or 45.1% and $2,053,000 or 39.7%, respectively, from the same periods in 1997. Net sales decreased $1,105,000 or 57.4% for the nine months and $233,000 or 46.2% for the three months ended September 30, 1998 while service revenues declined $5,950,000 or 43.4% for the nine months and $1,820,000 or 39.0% for the quarter over the same periods last year. The decline in net sales is due to the reduction in the number of pharmacies from three in 1997 to one in 1998 while the decrease in service revenues

    (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS 1998 VS. 1997 (CONTINUED)

is attributable to the sale of two nursing homes at December 31, 1997. Excluding the two sold nursing homes, service revenues for the first nine months of 1998 are up 13.5% as compared to 1997 due mostly to the opening of the new diagnostic center in February 1998.

Cost of sales decreased approximately $858,000 or 58.0% for the nine months and $211,000 or 50.6% for the three months ended September 30, 1998 as compared to the corresponding periods in 1997. Gross margin for the first nine months increased to 24.2% in 1998 from 23.1% in 1997. The decreases are primarily due to the 1997 sale of two retail pharmacies whose sales are not included in the 1998 results.

Selling, general and administrative expenses decreased approximately $5,352,000 or 42.6% for the nine months and $1,553,000 or 36.1% for the three months ended September 30, 1998 as compared to the corresponding periods in 1997. The decrease is mostly due to the reduction in expenses caused by the sale of the two nursing homes and two pharmacies offset by increases in expenses at the Diagnostic Center due to additional modalities, expenses of the new Granville Diagnostic Center, and the expansion of mobile mammography. Selling, general and administrative expenses at the new centers contribute heavily to the costs during their initial period of market development. Such costs have had a significant impact to the consolidated results for 1998. However, management anticipates each of the centers, upon reaching its operating goals, to contribute profits to the Company's results of operations.

Interest expense for the nine and three months ended September 30, 1998 decreased approximately $462,000 or 49.8% and $113,000 or 36.1%, respectively, as compared to the same periods in 1997. The reduction is mostly due to the reduced debt from the mortgages on the two sold nursing homes and the interest income earned on the notes receivable from the sale of the homes offset by interest expense on additional equipment at the new diagnostic center.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  27       -EDGAR Financial Data Schedule

         (b)  Reports on Form 8-K
                  None

                                  -------------------------------
                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                ---------------------------------------------
                                (Registrant)

         November 16, 1998             By:      /S/ Sheldon A. Gold
                                                -------------------
                                                Sheldon A. Gold
                                                President
                                                (Principal Executive Officer)

         November 16, 1998             By:      /S/ Charles R. Cicerchi
                                                -----------------------
                                                Charles R. Cicerchi
                                                Vice-President, Finance
                                                (Principal Financial and
                                                Accounting Officer)