Form 10-K405
period 1998-12-31
WENDT BRISTOL HEALTH SERVICES CORP
filed 1999-04-15
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ANNUAL REPORT AND FORM 10-K

                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE YEAR ENDED
DECEMBER 31, 1998                               COMMISSION FILE NUMBER 0-11656

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

                                      None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

          On February 28, 1999, the aggregate market value of the voting stock of The Wendt-Bristol Health Services Corporation held by non-affiliates of the Registrant was approximately $3,960,000 based upon the closing price for such Common Stock on said date as reported by the American Stock Exchange. On such date, there were 6,049,279 shares of Common Stock of the Registrant and 414,538 Common Stock Purchase Warrants outstanding.

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

                      DOCUMENTS INCORPORATED BY REFERENCE:

                            See Part IV, Item 14(a)3

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1998 *

                                     PART I


ITEM 1.           BUSINESS

                  The Company, a Delaware corporation, was originally organized under the laws of the State of New Jersey on January 19, 1966 under the name of Temco Products, Inc. and assumed its present name on October 26, 1992. The Company, through its 100% subsidiary Wendt-Bristol Company ("W-B"), a Delaware corporation that has been in existence since 1903, has evolved through the years as an outpatient health care provider. The Company's operations consist of ownership and operation of a nursing home, acting as managing partner of two multi-disciplinary diagnostic/radiology centers and two radiation therapy centers, and wholly-owning two diagnostic centers. These centers provide diagnostic imaging techniques, including magnetic resonance imaging (MRI), CT Scans, ultra-sound, x-ray, bone densitometry, mammography, fluoroscopy, out-patient angiography and, where applicable, radiation therapy.

                  The nature of the Company's business has undergone changes over the past several years. In 1993, the Company owned and operated three retail pharmacies, two of which were located in Columbus, Ohio and one of which was located in Canal Winchester, Ohio. The two nursing homes the Company owned and operated were located in Columbus and Springfield, Ohio and had 147 and 100 beds, respectively. Through a wholly-owned subsidiary, Wendt-Bristol Home Health Care Company, the Company conducted a Medicare-certified home health care agency, which provided home health care services throughout the Franklin County, Ohio area. Wendt-Bristol Diagnostics Company ("WBDC"), a subsidiary of the Company, was the general partner in Wendt-Bristol Diagnostics Company L.P. ("Partnership"), which owns and operates a multi-disciplinary diagnostic center. Finally, W-B was a general partner in the limited partnership that owned a medical office building located in Columbus, Ohio. These businesses activities employed approximately 350 people.

                  By the end of 1994, that number had grown to approximately 400 employees. The Company, through WBDC, opened its Alzheimer Patient Care Center in October of that year in Columbus, a 75 bed long-term care facility that also contained a geriatric day care center and physician offices for geriatric assessment. In December of 1994, the medical office building referred to above was sold. By early 1996 the Company employed approximately 450 people and in the fourth quarter of that year, the center owned and operated by the Partnership opened a remodeled suite to accommodate a new angiography/fluoroscopy unit.

                  In 1997, the Company sold, through its subsidiaries, two of its three nursing homes, including its Alzheimer's and related syndromes facility, and two of its three retail pharmacies. The Company also ceased operations of its Medicare-certified home health agency, which had conducted business through Wendt-Bristol Home Health Care Company, a wholly-owned subsidiary of the Company. The number of persons employed by the Company stood at approximately 400 in early 1997. Additionally, in the fourth quarter of 1997, the Company opened a radiation therapy center in which it is a partner and manages the facility.

ITEM 1.           BUSINESS (CONTINUED)

                  The Company plans to selectively and aggressively expand its diagnostics and radiation therapy business activity. During October of 1998, the Company completed construction of a major 31,000 square feet, two-building center including radiology, nuclear medicine, cytology, radiation therapy and Positron Emission Tomography (the first PET scanner in central Ohio). WBDC has an ownership interest of 22 1/2% and management in the radiation therapy, and 100% ownership in the radiology, PET, and nuclear operations. The Company is constructing, on previously acquired land adjacent to its Kenny Road diagnostic and radiology facility, a Women's Health Center dedicated to the early detection of breast disease including an ambulatory surgery unit for breast surgery. This center is expected to open in the second quarter of 1999. The Company's final retail pharmacy, located in a downtown Columbus, Ohio department store, was sold in December 1998.

                  The Company receives a fee (percentage of collected revenues) for those operations where it serves as a managing partner.

                  The Company's primary activities are currently located in Central Ohio.

                  COMPETITION. Though the Company's business activities are subject to a number of competitive forces, they are fairly regional in scope. Generally speaking, the Company's nursing home faces competition primarily from nursing homes located within driving distance of Springfield, Ohio. Similarly, the customers of diagnostic and radiation therapy centers generally do not travel far from home to have those services performed, and the competitors of the Company are, therefore, located in the metropolitan Columbus and Newark, Ohio area.

                  The diagnostic and radiation therapy centers component of the Company's business is subject to competition from not only other independent centers, but hospitals and hospital-affiliated centers as well. In recent years, the pressures imposed by "managed care" insurers have forced the Company's centers to reduce their prices significantly. Moreover, hospitals in the Columbus, Ohio market have fairly recently begun to expand and build new centers. The hospitals are at a competitive advantage related to their ability to come into contact with potential customers immediately when the patient is hospitalized when they become aware of the need for therapy. The Company's centers, however, do not have to deal with the complications of admitting their customers and they also have more flexible hours of business, which appeals to many customers.

                  The nursing home operated by the Company faces competition from both long and short-term care facilities. The Springfield area has recently renovated facilities, which gives those nursing homes an advantage in attracting new residents. However, the Company's facility has recently converted one wing in order to accommodate Alzheimer's patients.

                  NURSING HOMES. The Company owned and operated two nursing homes in Columbus, Ohio (147 beds and 75 beds) until December 31, 1997 and leases (with an option to buy) the premises and operates the one remaining nursing home in Springfield, Ohio (100 beds).

                  MEDICAL AND RELATED SERVICES. During February 1987, W-B formed WBDC for the purpose of establishing an outpatient medical diagnostic imaging center. The center was financed through the formation of the Partnership, of which WBDC is the general partner and currently receives management fees in addition to its share of the profits. The center opened in April 1988 in Columbus, Ohio. The center specializes in diagnostic imaging techniques, including magnetic resonance imaging (MRI), CT Scans, Ultrasound, X-ray, Mammography, Bone Densitometry and 3-D imaging. In the fourth quarter of 1996, the Center opened a suite to accommodate a new angiography/fluoroscopy unit.

                  EMPLOYEES: LABOR RELATIONS. The Company had approximately 228 employees at February 28, 1999. The Company considers its relations with its employees to be good.

ITEM 1.           BUSINESS (CONTINUED)

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

                  The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Operating Segments". The operations of the Company and its subsidiaries are all located in Central Ohio and fall within two industry segments: Nursing homes; and Medical services and other. Management considers income taxes as a corporate expense and accordingly does not allocate this cost to the operating segments. The following is a summary of key segment information for the years ended December 31, 1998, 1997 and 1996, respectively.

                                                                                         MEDICAL
                                                                        NURSING        SERVICES AND
                                                                         HOMES            OTHER            TOTAL
                                                                         -----            -----            -----
                                       1998
                                       ----
                    Revenues/sales to unaffiliated customers        $  3,894,002     $  3,718,637     $  7,612,639
                    Interest income                                           12          239,299          239,311
                    Interest expense                                      10,208          599,737          609,945
                      Net interest expense                                10,196          360,438          370,634
                    Depreciation and amortization                         41,687          333,344          375,031
                    Segment profit (loss)                                (53,739)        (390,760)        (444,499)
                    Equity in earnings (losses) of affiliates             -               (20,100)         (20,100)
                    Investments and related advances, net                 -             4,663,780        4,663,780
                    Segment assets                                     3,917,015       16,301,219       20,218,234
                    Expenditures for segment assets                       47,889        5,038,623        5,086,512

                                       1997
                                       ----
                    Revenues/sales to unaffiliated customers          13,428,624        3,701,627       17,130,251
                    Interest income                                        1,913          168,003          169,916
                    Interest expense                                     621,462          441,555        1,063,017
                      Net interest expense                               619,549          273,552          893,101
                    Depreciation and amortization                        209,502          150,134          359,636
                    Segment profit (loss)                              1,560,091         (698,442)         861,649
                    Equity in earnings (losses) of affiliates            -                348,206          348,206
                    Investments and related advances, net                -              3,036,998        3,036,998
                    Segment assets                                     9,291,623        8,215,838       17,507,461
                    Expenditures for segment assets                      278,606          315,341          593,947

                                       1996
                                       ----
                    Revenues/sales to unaffiliated customers          13,147,964        4,386,166       17,534,130
                    Interest income                                        3,935          100,379          104,314
                    Interest expense                                     664,961          300,564          965,525
                      Net interest expense                               104,314          200,185          861,211
                    Depreciation and amortization                        354,152          155,844          509,996
                    Segment profit (loss)                                865,837         (727,606)         138,231
                    Equity in earnings (losses) of affiliates            -                425,176          425,176
                    Investments and related advances, net                -                759,852          759,852
                    Segment assets                                    13,311,345        6,392,437       19,703,782
                    Expenditures for segment assets                      184,143           34,900          219,043


ITEM 1.           BUSINESS (CONTINUED)

                  REGULATION OF THE HEALTH CARE INDUSTRY. The Company must comply with extensive federal, state and local government regulations applicable to the health care industry and the pharmacy business.

                  Nursing homes are subject to federal and state government regulation, including the necessity of obtaining and maintaining a license, certification for participating in the Medicare and/or Medicaid programs, and/or registration. There are also licensing requirements for nurses and other professional staff of the nursing home. The operations and activities of nursing homes are also affected by the Medicare/Medicaid conditions of participation and other relevant federal and local laws. Activities of nursing homes which are regulated, include, but are not limited to, release of medical records, patient confidentiality rights and the dispensing of drugs. In addition, there are federal and state requirements as to patient rights. Failure to abide by the Federal and State laws governing the operations of nursing homes including the requirement governing the foregoing areas, lead to termination of licensure and/or decertification and loss of reimbursement, private enforcement rights by the patient, and other sanctions.

                  The State of Ohio currently licenses nursing homes which are privately owned and operated. A private owner cannot operate a nursing home without a license. In addition to licensure requirements, in the case of long-term care facilities, the Ohio Department of Health, the Ohio Department of Human Services, and the United States Department of Health and Human Services are the principal regulatory agencies to whose jurisdiction the Company is subject.

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

                  Legislative proposals to regulate or control health care costs and to institute a national health insurance program have been made from time to time and are currently receiving further consideration. Because these proposals vary, their potential effect on the health care industry also vary. If, in the future, legislation or regulations were to be adopted that would significantly reduce governmental reimbursement rates or rates to be charged to private-pay patients, such legislation or regulations could have a material adverse effect on the Company. Because a significant portion of all nursing home revenues on an industry-wide basis are derived from the federal and state governments, the Company and the industry as a whole will continue to be affected by changes in government programs and regulations.

                  REQUIREMENT OF CERTIFICATE OF NEED. Under the current Certificate of Need ("CON") law, codified in sections 3702.51-3702.68 of the Ohio Revised Code, there is a moratorium on the approval of new nursing home beds until June 30, 1999. In recent years, CON laws and regulations have been relaxed and even eliminated in certain instances.

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

                  The New Jersey Department of Environmental Protection and Energy (the "Department") determined that the Passaic, New Jersey, real estate of the Company did not completely comply with applicable New Jersey laws and regulations pertaining to the environment. The contamination in question had resulted primarily from underground tanks, long abandoned by prior owners of the site, and the contents thereof. All of such tanks have been removed by the Company. In part the contamination was also attributable to the method, initiated by prior operators, of disposal of solvents. The Company has incurred total costs of $1,096,000 related to environmental matters in New Jersey, of which $236,000 was spent in the five fiscal (calendar) years ended December 31, 1998. The Company has been advised by its special New Jersey Counsel and independent environmental engineer that this matter is expected to be completed in the second quarter of 1999; estimated 1999 costs are approximately $40,000.

ITEM 2.           PROPERTIES

                  The Company leases approximately 7,600 square feet of space in a downtown Columbus, Ohio, office building which serves as the Company's and WBDC's general offices.

                  In addition, a warehouse (1,000 square feet) is leased in Columbus, Ohio to store records and durable medical equipment. The Company closed two pharmacies during 1997; one leased premises in Columbus, Ohio (4,000 square feet) and one leased in Canal Winchester (4,000 square feet). The Company sold its only remaining pharmacy in 1998, which leased space in a department store in downtown Columbus, Ohio (3,300 square feet).

                  In February 1998, a subsidiary of the Company opened a 3,200 square feet diagnostic center in Granville, Ohio. This one story center, Wendt-Bristol Erinwood, operates on leased premises.

ITEM 2.           PROPERTIES (CONTINUED)

                  The nursing homes of the Company operated during 1997 consist of one owned 147-bed home in Columbus, Ohio, (sold at December 31, 1997), one owned 75-bed Alzheimer's and related syndromes center (sold at December 31, 1997) and one 100-bed home with leased facilities in Springfield, Ohio. The lease expires in July, 2015. In November, 1994 the Company acquired approximately 2 acres of land adjacent to the Alzheimer's center for approximately $144,000. The property is not subject to any mortgage indebtedness and is being held for investment purposes.

                  The present aggregate annual rentals of all property leases referred to are approximately $694,000 and their terms have expiration dates ranging through July 2015.

                  The Company believes that the facilities described or referred to above are adequate and sufficient for its present needs and requirements.

                  The Company owns land and a plant located in Passaic, N.J., which were formerly used by its Healthcare Division (manufacturer of durable medical equipment), which was sold on October 1, 1991. This property was leased to the purchaser at the time of the transaction and the mortgage amortization schedule coincides with the term of the lease.


ITEM 3.           LEGAL PROCEEDINGS

                  There is no pending material litigation to which the Company is a party.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  During the fourth quarter of 1998, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

                  (a)      Price Range of Common Stock

                      The high and low trade prices for the Company's Common Stock and Common Stock Purchase Warrants as reported by the American Stock Exchange for the periods indicated are as follows:


                         AMEX SYMBOL                      WMD                             WMD.WS (A)

                             YEAR                    COMMON STOCK                          WARRANTS
                             ----                    ------------                          --------
                             1998                HIGH              LOW              HIGH               LOW
                             ----                ----              ---              ----               ---

                         1st Quarter           1 3/8              1 1/16            1 1/4              3/8
                         2nd Quarter           1 5/8              1 1/8              7/8               1/4
                         3rd Quarter           1 5/8              1 1/4              3/4               5/8
                         4th Quarter           1 3/8                1                1/2               1/2

                             1997
                             ----

                         1st Quarter           1 5/8              1 1/4               1                3/4
                         2nd Quarter           1 7/16               1               11/16              1/2
                         3rd Quarter           1 1/2                1                7/8               3/4
                         4th Quarter           1 7/16             1 1/16             3/4               5/8


                  In conjunction with the issuance of these Series 1 Bonds, the Company issued 33 Series No. 1 Warrants exercisable into a total of 300,000 shares of the common stock of the Company for two dollars ($2.00) per share. The Warrants were issued pursuant to Regulation S of the Securities Act of 1933 and there is no established public trading market for these Warrants.

                  (b) Approximate Number of Equity Security Holders

                      The number of holders of record for each class of equity securities of the Company as of March 1, 1999 was as follows:
                                                     NUMBER OF HOLDERS
                  TITLE OF CLASS                       OF RECORD (1)

                    Common Stock, par value $.01
                     per share ("Common Stock")            745

                    Common Stock Purchase Warrants (A)     198

                    Series No. 1 Warrants                   1

                      (1) The number of stockholders of record includes shares
                          held in "nominee" or "street" name.

                              (A) See Note 9A to the consolidated financial
                                  statements herein concerning the expiration of the Warrants.

                    (c) Dividends

                        No cash dividends have been declared or paid by the Company.

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS
                  (CONTINUED)

                  This chart shows the Company's performance in the form of cumulative total return to shareholders from December 31, 1993 until December 31, 1998 in comparison to Standard and Poor's 500 and Standard and Poor's 500 Healthcare Composite Index.


                                                                           ANNUAL RETURN PERCENTAGE
                                                                                  YEARS ENDING
                                                        ---------------------------------------------------------

                               COMPANY/INDEX                DEC 94       DEC 95     DEC 96     DEC 97      DEC 98
                               -------------                ------       ------     ------     ------      ------

                    Wendt-Bristol Health Svc Cp             (41.73)       28.60     166.90     (16.67)      4.96
                    Health Care - 500                        13.12        57.85      20.75      43.72      44.22
                    S & P 500 Index                           1.32        37.58      22.96      33.36      28.58


                                                                              INDEXED RETURNS
                                                                               YEARS ENDING
                                               --------------------------------------------------------------
                                                 BASE
                                                PERIOD
                          COMPANY/INDEX         DEC 93    DEC 94     DEC 95      DEC 96     DEC 97     DEC 98
                          -------------         ------    ------     ------      ------     ------     ------

                    Wendt-Bristol Health
                    Svc Cp                        100      58.27      74.93      200.00     166.67     174.93
                    Health Care - 500             100     113.12     178.55      215.61     309.86     446.87
                    S & P 500 Index               100     101.32     139.40      171.40     228.59     293.91




                                      11-2

ITEM 6.     SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                        (In Thousands, Except Share Data)




                                                                                    YEAR ENDED DECEMBER 31,
                                                               1998          1997             1996            1995            1994
INCOME STATEMENT DATA
Revenues:
  Net sales                                              $     1,092  $      2,435      $     2,816     $     2,709     $     3,694
  Service income                                               6,521        14,695           14,718          14,484          12,330
                                                         -----------  ------------      -----------     -----------     ------------
                                                               7,613        17,130           17,534          17,193          16,024
                                                         -----------  ------------      -----------     -----------     ------------
Costs and expenses:
  Cost of sales                                                  837         1,820            2,072           1,920           2,554
  Selling, general and administrative expenses, net            6,845        14,088           14,814          14,165          12,699
  Depreciation                                                   375           360              510             513             522
                                                         -----------  ------------      -----------     -----------     ------------
                                                               8,057        16,268           17,396          16,598          15,775
                                                         -----------  ------------      -----------     -----------     ------------

Operating income (loss)                                         (444)          862              138             595             249
                                                         -----------  ------------      -----------     -----------     ------------
Other income (expense):
  Minority interest in affiliates, net                           (69)           21              (97)            (52)           (251)
  Equity in earnings of affiliates                               (20)          198              425             502             410
  Interest expense                                              (371)         (893)            (861)           (897)         (1,155)
  Gain on sale of stock of subsidiaries                           -             -                -               -              135
  Gain on sale of significant assets                             422         1,778               -               -              726
  Other, net                                                     103            13              103               6             132
                                                         -----------  ------------      -----------     -----------     ------------
                                                                  65         1,117             (430)           (441)             (3)
                                                         -----------  ------------      -----------     -----------     ------------

Income (loss) before income taxes                               (379)        1,979             (292)            154             246

(Provision) benefit for income taxes                             104          (597)              46              63             (42)
                                                         -----------  ------------      -----------     -----------     ------------

Net Income (Loss)                                        $      (275) $      1,382      $      (246)    $       217     $       204
                                                         ===========  ============      ===========     ===========     ============
Per share data - Income (Loss)
  Basic                                                  $     (0.04) $       0.22      $     (0.04)    $      0.04     $      0.03
                                                         ===========  ============      ===========     ===========     ============
  Diluted                                                $     (0.04) $       0.21      $     (0.04)    $      0.04     $      0.03
                                                         ===========  ============      ===========     ===========     ============

Weighted average shares
  Basic                                                    6,113,646     6,224,241        5,825,686       6,131,770       8,153,382
  Diluted                                                  6,113,646     6,916,241        5,825,686       6,131,770       8,153,382

BALANCE SHEET DATA (AT YEAR END)
  Working capital (deficiency)                           $       476  $      2,526      $    (1,195)    $    (3,887)    $    (3,642)
  Total assets                                                20,218        17,507           19,910          19,394          23,441
  Long-term debt and lease obligations, net of
   current portion                                            11,014         6,034            9,084           6,432           6,340
  Stockholders' equity                                         5,520         6,045            4,742           4,543           7,200



NOTE: The selected financial data has been restated (see Note 17 in Notes to Consolidated Financial Statements).

The following supplemental information combines revenues from the consolidated financial statements as above with total revenues of entities accounted for under the equity method (see Note 5 in Notes to Consolidated Financial Statements). The Company obtains management fees from the equity affiliates based on net cash received for services from these equity affiliates.


                            SUPPLEMENTAL INFORMATION

Revenues - consolidated as above   $ 7,613            $17,130           $17,534           $17,193          $16,024

Revenues - unconsolidated entities   7,204              5,667             4,218             4,087            3,824
                                   -------            -------           -------           -------          -------

Combined Revenues                  $14,817            $22,797           $21,752           $21,280          $19,848
                                   =======            =======           =======           =======          =======


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performances (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimate, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectation and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

                  Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, unless necessary to prevent such statements from becoming misleading. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                  SUMMARY OF CONSOLIDATED FINANCIAL RESULTS
                  -----------------------------------------

                                                        1998          1997          1996
                                                        ----          ----          ----
                    OPERATIONS                       (In thousands, except per share data)

                    Revenues:
                      Net sales                    $     1,092   $      2,435   $    2,816
                      Service income                     6,521         14,695       14,718
                                                   -----------   ------------   ----------
                    Total revenues                 $     7,613   $     17,130   $   17,534
                                                   ===========   ============   ==========

                    Operating income (loss)        $     (444)   $        862   $      138
                    Percent of revenues                  (5.8)            5.0          0.8

                    Net income (loss)              $     (275)   $      1,382   $    (246)
                    Percent of revenues                  (3.6)            8.1        (1.4)
                    Per common share - basic       $     (.04)   $       0.22   $   (0.04)
                    Per common share - diluted     $     (.04)   $       0.21   $   (0.04)

                    NOTE: Reference should be made to the Notes to Consolidated Financial Statements herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (CONTINUED)

                  FINANCIAL CONDITION
                  -------------------

                  Management has positioned the Company to focus on continuing the aggressive expansion of its Diagnostic and Radiology business, including radiation therapy, nuclear medicine and advanced imaging technology. During 1997 the Company ceased operations of its unprofitable home health care business and sold two of its three retail pharmacies. In the fourth quarter of 1998, the Company sold its remaining pharmacy in order to concentrate on its core business. In addition, on December 31, 1997, the Company sold its two Columbus nursing homes and utilized the cash from the gain on the sale to further expand into the diagnostic and radiology services industry. The sale of these two homes along with the cost savings from the closing of the home health operations further strengthened the liquidity of the Company and will allow management to focus on its diagnostic and radiology centers.

                  The Company continues to expand in radiation therapy, diagnostics imaging and nuclear medicine. Such expansion includes entities that involve other investors. In February 1998 the Company opened its third diagnostic center in Central Ohio. This center, located in Granville, Ohio, provides enhanced diagnostic imaging techniques including magnetic resonance imaging (MRI), CT scans, ultrasound, bone densitometry, x-ray and mammography. In October 1998 the Company opened its fourth diagnostic center which is located on Jasonway Avenue in Columbus, Ohio. This 21,000 square foot medical complex includes the Company's second radiation oncology facility as well as an advanced diagnostic center that includes the first Positron Emission Tomography (PET) scanning unit in Central Ohio and a full nuclear medicine department.

                  The Company, through a subsidiary, is scheduled to open during the second quarter of 1999 its Women's Health Center on Kenny Road. This 7,500 square foot center will focus on women's health and imaging services and will include an outpatient surgical suite for breast surgery. Management believes that the new centers added during 1998 will provide increased revenues that will lead to an increase in operating earnings in the second half of 1999.

                  As discussed in Note 8, the Company has approximately $2,780,000 in net operating loss carryovers available for Federal income tax purposes. Such losses expire in years commencing with 2006. Recognition of these carryforwards is included in the net deferred tax liability. Management has considered the need for a valuation allowance (addressing the potential realizability), related to the deferred tax assets, including the aforementioned. Management has further considered the provisions of SFAS No. 109 that allows for utilization of tax planning strategies. These strategies, if necessary, could consider a possible sales and/or sale/leaseback of real estate as well as the possible sale of its remaining nursing home business to preclude the expiration of net operating losses without realization of a tax benefit. Realization of the deferred tax asset, pertaining to net operating losses, is dependent on generating sufficient taxable income including use of management's tax planning strategies prior to the expiration of the loss carryforwards. Although realization is not assured, Management believes it is more likely than not that a significant amount of the deferred tax asset will be realized as a result of its tax planning strategies, if necessary, that would generate estimated tax gains of approximately $2,500,000. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if either the current estimates of future taxable income are reduced or management would be unable to effect an expected sale and/or sale/leaseback.

                  Working capital decreased approximately $2,050,000 from $2,526,000 at December 31, 1997 to $476,000 at December 31,
                  1998. Current assets decreased approximately $3,733,000 due mostly from decreases in notes receivable ($2,712,000), accounts receivable trade ($890,000), and inventories ($180,000). The decrease in notes and miscellaneous receivables is due mostly to the collection of the notes related to the sale of the two nursing homes. The decrease in accounts receivable is attributable to the collection of year-end receivables from the two sold nursing homes offset by increases in receivables at the diagnostic centers. The decline in inventory is due to the sale of the pharmacy and its related inventory. Current liabilities decreased approximately $1,683,000 due mostly from reductions in accounts payable ($1,021,000), accrued wages ($357,000) and other accrued liabilities ($507,000), all primarily related to the sale of the two nursing homes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (CONTINUED)

                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

                  The Company's liquidity position for the year remains adequate with working capital at $476,000 at December 31, 1998. During April 1998 the Company collected the remaining balance of approximately $2.9 million on the notes receivable due from the sale of the two nursing homes. Also in April 1998, the Company secured an equipment lease line of credit for $1,000,000 with a finance company. As of December 31, 1998 approximately $924,000 has been drawn against this lease line with the remainder drawn in the first quarter of 1999.

                  The Company and its subsidiaries, limited partnership, and limited liability companies, have committed to certain equipment upgrades or acquisitions that will be financed either through the current equipment financing relationship or through vendor programs. The cost of such equipment currently on order is approximately $950,000.

                  Cash decreased approximately $48,000 during the year ended December 31, 1998. Cash flows from investing activities contributed $938,000, due mostly from the collection of notes receivable relating to the year-end sale of two nursing homes offset by advances to affiliates to assist them in their start-up phase. A large portion of the proceeds from the note was used to pay down current liabilities, resulting in a net use of funds from operating activities of approximately $1,169,000. Net cash provided by financing activities was approximately $185,000 due mostly to net treasury stock purchases of $179,000 and principal repayments of long-term debt of $443,000 offset by long-term borrowings of $806,000.

                  During October 1998, the Company, along with a partner, completed construction of a major 31,000 square feet, two-building center including radiology, nuclear medicine, cytology, radiation therapy, Positron Emission Tomography (the first PET scanner in Central Ohio), and a therapy and rehab center. A subsidiary of the Company has an ownership interest of 22-1/2% and management control and responsibility in the radiation therapy, and 100% ownership in the radiology, PET, and nuclear operations. In addition, the Company, through a subsidiary, is scheduled to open its Women's Health Center in the second quarter of 1999 which will focus on women's health and imaging services and will include an outpatient surgical suite for breast surgery.

                  The Company announced plans to acquire all of the limited partner interests in Wendt-Bristol Diagnostics L.P. and the remaining 15% of the outstanding shares of the limited partnership's sole general partner: Wendt-Bristol Diagnostics Company. The proposed acquisitions, pending completion of effective registration statements and shareholder/partner approval, would be accomplished through an exchange of shares of Series 1 preferred convertible stock, with cumulative dividends at 6% per annum. Upon successful completion of the acquisition, total future annual dividends relating to the preferred shares would amount to approximately $138,000.

                  Management further believes the present resources will meet anticipated requirements for operations of the business. Other than as indicated above, and the purchase of a building as described in Note 11B, there are no further material commitments for capital expenditures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (CONTINUED)

                  YEAR 2000
                  ---------

                  A potential problem exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice could result in incorrect results when the Company's computers or those of the third parties with which it deals perform arithmetic operations, comparisons or data field sorting involving years later than 1999.

                  The Company has conducted a preliminary assessment of its computer systems to identify items that could be impacted by the Year 2000 issue and formulated the following course of action. The Company will begin reviewing its non-information technology systems in mid-1999. Although the Company does not anticipate that non-information technology systems will pose a major problem, as its reliance on such systems is relatively small; non-information technology systems are more difficult to evaluate and repair than information technology systems and may require replacement. The Company has already begun its review of its information technology systems and will make necessary software upgrades in 1999. In addition, the Company has been separately evaluating its accounting software and is currently is the process of implementing a new system with implementation anticipated to be complete during the second quarter of 1999. Total cost of the conversion is expected to be approximately $45,000.

                  The Company has already begun assessing the Year 2000 readiness of those third parties that could have a material impact on the Company's operations. The Company began sending Year 2000 questionnaires to these third parties in late 1998 with the intent to evaluate the steps these parties have taken to assess and remedy their Year 2000 problems. The Company is in the process of evaluating these questionnaires. The area in which the Company is most dependent on third parties is technical equipment and accounts receivable. Most of the equipment is from major vendors who have already made assurances of Year 2000 compliance. The vast majority of the Company's accounts receivables are paid through both private and public insurance programs. Since these organizations are either governmental in nature or heavily regulated by the government, the Company is confident that they either are or will shortly be Year 2000 compliant. Nonetheless, the Company has begun evaluating the readiness of these organizations as discussed above.

                  The most reasonably likely worst case scenario the Company faces in regards to Year 2000 problems is a lack of compliance on the part of the third parties with which it deals. Though not highly dependent on any particular vendor, the failure on the part of its vendors could result in the Company not being able to get those supplies it needs to administer its business. The Company is prepared to find alternative vendors should this problem result and is considering building up an inventory of any necessary supplies to prevent any shortage if such an eventuality were to occur. The area of noncompliance that would have the greatest negative impact on the Company's business is that of the private and public insurance programs that ultimately pay for the Company's services. A lack of compliance on their part could result in the Company not being promptly or properly paid for the services provided, impacting the Company's cash flow and its ability to meet its operational needs. The Company has yet to formulate a contingency plan in this regard, but is working to develop alternative billing procedures to deal with any lack of readiness on the part of these third parties.

                  The Company will utilize both internal and external resources to reprogram or replace and test all of its software. The Company preliminary estimates that it will cost $5,000 to evaluate, reprogram and replace equipment and software to ensure Year 2000 compliance, of which all $5,000 will likely be spent on outside consultants. In addition, as discussed above, the Company is going to spend $45,000 to replace its existing accounting system. Such costs are being financed through an existing line of credit and will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (CONTINUED)

                  RESULTS OF OPERATIONS 1998-1997
                  -------------------------------

                  1998-1997
                  ---------

                  Consolidated revenues from operations for the year ended December 31, 1998 decreased approximately $9,518,000 or 55.6% from the previous year. Net sales decreased $1,344,000 or 55.2% while service revenues declined $8,175,000 or 55.6% from the comparable period in 1997. The decline in net sales is due to the reduction in the number of pharmacies from three in 1997 to one in 1998 (sold in December) while the decrease in service revenues is attributable to the sale of two nursing homes at December 31, 1997. Excluding the two sold nursing homes, service revenues for the year ended December 31, 1998 are up $1,352,000 or 26.1% over last year. The increase is due mostly to the opening of two new diagnostic centers during the year, one in February and the other in October.

                  Cost of sales decreased approximately $983,000 or 54.0% for the year as compared to 1997. Gross margin for the year ended December 31, 1998 was 23.3% as compared to 25.3% in 1997. The decreases are primarily due to the 1997 sale of two retail pharmacies whose sales are not included in the 1998 results.

                  Selling, general and administrative expenses decreased approximately $7,243,000 or 51.4% for the year ended December 31, 1998 from the comparable period in 1997. The decrease is mostly due to the reduction in expenses caused by the sale of the two nursing homes and two pharmacies offset by increases in expenses of the new Granville and Jasonway diagnostic centers and the expansion of mobile mammography. Selling, general and administrative expenses at the new centers contribute heavily to the costs during their initial period of market development. Such costs have had a significant impact to the consolidated results for the year ended December 31, 1998. However, management anticipates each of the centers, upon reaching its operating goals, to contribute profits to the Company's results of operations.

                  Interest expense for the year ended December 31, 1998 decreased approximately $522,000 or 58.5% as compared to the same period a year ago. The reduction is mostly due to the reduced debt from the mortgages on the two sold nursing homes and the interest income earned on the notes receivable from the sale of the homes offset by interest expense on additional equipment at the new diagnostic centers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (CONTINUED)

                  RESULTS OF OPERATIONS  1997-1996
                  --------------------------------

                  1997-1996
                  ---------

                  Consolidated revenues from operations for the year ended December 31, 1997 decreased approximately $404,000 or 2.3% from the previous year. Net sales declined $381,000 or 13.5% while service revenues decreased $23,000 or .2% from the comparable period in 1996. The decline in sales was due to the Company selling two of its retail pharmacies during 1997 while the decrease in service revenue was due to the decline in visits in the home health care subsidiary (which ceased operations in April, 1997) offset by increased revenues at the nursing homes.

                  Cost of sales decreased approximately $251,000 or 12.1% for the year as compared to 1996. Gross margin for the year ended December 31, 1997 was 25.3% as compared to 26.4% for the comparable period in 1996. The decline is attributable to pricing pressures in the competitive retail pharmacy markets and price reductions at the locations that closed during the year.

                  Selling, general and administrative expenses decreased approximately $726,000 or 4.9% for the year ended December 31, 1997 as compared to 1996. The decrease is mostly due from decreased visits in the home health care agency.

                  Interest expense increased approximately $32,000 or 3.7% for the year ended December 31, 1997 as compared to 1996. In 1996 the Company did not have a working capital line of credit in place until late May and therefore, incurred interest expense relating only to equipment and mortgage for the first five months of 1996. The 1997 amount includes the accounts receivable securitization program interest costs through the middle of March and the interest attributable to the convertible subordinated and Series 1 bonds.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  MARKET RISK

                  The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates.

                  FOREIGN EXCHANGE RATE RISK

                  The Company enters into forward foreign exchange contracts to hedge the currency fluctuations on the borrowings denominated in Swiss francs, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. As these futures contracts are not for trading or speculative purposes, the gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedge borrowings have been deferred until 2002, the maturity date of the bonds being hedged. At December 31, 1998, the contract amount of foreign currency forwards was $4,490,000 with an average maturity of 90 days. The deferred loss on such contracts at December 31, 1998 was approximately $41,000. A 10% fluctuation in exchange rates for these currencies would change the fair value of the contracts by approximately $450,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

                  INTEREST RATES

                  The Company does not hedge its risk against interest rate fluctuations. Most of the Company's borrowings have interest rates that are locked in for the duration of the loan. The Company has one mortgage that is linked to the prime rate. A 1% increase from the prevailing prime rate at December 31, 1998 would have an annual effect on interest expense to the Company of approximately $14,000.

                  See Note 15 for information on the fair value of financial instruments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Board of Directors
The Wendt-Bristol Health Services Corporation
Columbus, Ohio

         We have audited the accompanying consolidated balance sheets of The Wendt-Bristol Health Services Corporation and Subsidiaries for the years ended December 31, 1998 and 1997 and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Wendt-Bristol Health Services Corporation and Subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the index to Item 14 relating to The Wendt-Bristol Health Services Corporation and Subsidiaries are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements of The Wendt-Bristol Health Services Corporation and Subsidiaries taken as a whole.

                                                        /s/ HAUSSER & TAYLOR LLP

Columbus, Ohio
April 12, 1999

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997
                           --------------------------





          ASSETS                                                                     1998                    1997
          ------                                                                     ----                    ----

 CURRENT ASSETS
   Cash                                                                        $    577,317            $    625,109
   Restricted cash (Note 2)                                                         230,347                 221,120
   Receivables (Note 3):
    Trade, net of allowance for doubtful accounts of
    $227,000 in 1998 and $101,000 in 1997                                         1,009,486               1,899,967
    Notes receivable - current                                                      236,353               2,948,463
    Miscellaneous                                                                 1,196,056               1,184,921
                                                                             --------------             -----------
                                                                                  2,441,895               6,033,351


   Inventories                                                                       22,816                 202,951
   Prepaid expenses and other current assets                                        143,516                  66,655
                                                                             --------------             -----------
         Total current assets                                                     3,415,891               7,149,186
                                                                             --------------             -----------




 PROPERTY, PLANT AND EQUIPMENT (NOTES 4 AND 6)                                   10,680,870               5,768,148
   Less accumulated depreciation and amortization                                (1,864,752)             (1,656,764)
                                                                             --------------             -----------
                                                                                  8,816,118               4,111,384
                                                                             --------------             -----------

 INVESTMENTS AND OTHER ASSETS
   Securities available for sale, at market                                          52,500                  -
   Notes and other receivables, net of current portion                              149,201                 257,949
   Notes receivable from officers and related parties (Notes 10B and 10C)         1,013,658                 990,462
   Life insurance premiums receivable (Note 10D)                                  1,095,135                 972,451
   Investments and related advances, net (Note 5)                                 4,663,780               3,036,998
   Excess of cost over assets of businesses and subsidiaries
    acquired, less accumulated amortization                                         340,895                 355,439
   Deferred charges                                                                 599,249                 535,138
   Other assets                                                                      71,807                  98,454
                                                                             --------------             -----------
                                                                                  7,986,225               6,246,891
                                                                             --------------             -----------

         Total assets                                                       $    20,218,234            $ 17,507,461
                                                                             ==============             ===========





    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997
                           --------------------------





         LIABILITIES AND STOCKHOLDERS' EQUITY                          1998              1997
         ------------------------------------                          ----              ----

 CURRENT LIABILITIES
   Accounts payable                                               $  1,768,848     $  2,789,660
   Accrued expenses and other liabilities:
      Salaries and wages                                               142,862          499,571
      Taxes, other than federal income taxes                           248,041          192,974
      Interest                                                         120,921           77,565
      Other                                                            171,937          678,517
   Long-term obligations classified as current (Note 6)                487,535          344,807
   Federal income taxes payable (Note 8)                                -                40,000
                                                                   -----------      -----------
      Total current liabilities                                      2,940,144        4,623,094
                                                                   -----------      -----------

 LONG-TERM OBLIGATIONS LESS AMOUNTS
  CLASSIFIED AS CURRENT (NOTE 6)                                    11,014,477        6,034,023
                                                                   -----------      -----------

 DEFERRED INCOME TAXES (NOTE 8)                                        132,300          262,600
                                                                   -----------      -----------

      Total liabilities                                             14,086,921       10,919,717
                                                                   -----------      -----------

 MINORITY INTERESTS                                                    611,390          542,618
                                                                   -----------      -----------

 CONTINGENCIES AND COMMITMENTS (NOTES 5, 6, 7 AND 11)

 STOCKHOLDERS' EQUITY (NOTES 2 AND 9)
   Preferred stock, $10 stated value, authorized 500,000
    shares, issued, none                                                 -                -
   Common stock, $.01 par, authorized 12,000,000 shares;
    issued 8,248,480 shares in 1998 and 1997                            82,485           82,485
   Capital in excess of par                                         10,260,927       10,244,805
   Unrealized losses on securities available for sale,
    net of tax                                                         (83,709)           -
   Retained earnings (deficit)                                      (2,012,237)      (1,737,483)
                                                                   -----------      -----------
                                                                     8,247,466        8,589,807

   Treasury stock, at cost, 2,179,301 shares in 1998 and
    2,067,254 shares in 1997                                        (2,727,543)      (2,544,681)
                                                                   -----------      -----------
                                                                     5,519,923        6,045,126
                                                                   -----------      -----------

      Total liabilities and stockholders' equity                  $ 20,218,234     $ 17,507,461
                                                                   ===========      ===========





    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  --------------------------------------------




                                                              1998            1997            1996
                                                              ----            ----            ----
 REVENUES
   Net sales                                           $    1,091,351   $   2,435,334   $   2,816,386
   Service income                                           6,521,288      14,694,917      14,717,744
                                                        -------------    ------------    ------------
                                                            7,612,639      17,130,251      17,534,130
                                                        -------------    ------------    ------------
 COSTS AND EXPENSES
   Cost of sales                                              836,899       1,820,352       2,071,596
   Selling, general and administrative expenses             6,845,208      14,088,614      14,814,307
   Depreciation                                               375,031         359,636         509,996
                                                        -------------    ------------    ------------
                                                            8,057,138      16,268,602      17,395,899
                                                        -------------    ------------    ------------

 OPERATING INCOME (LOSS)                                     (444,499)        861,649         138,231
                                                        -------------    ------------    ------------

 OTHER INCOME (EXPENSE)
   Minority interests in affiliates, net of tax               (68,772)       (128,038)        (97,308)
   Equity in earnings (losses) of affiliates (Note 5)         (20,100)        348,206         425,176
   Interest expense, net (Notes 3 and 6)                     (370,634)       (893,101)       (861,211)
   Gain on sale of assets (Note 1B)                           421,807       1,778,007          -
   Other, net                                                 103,464          12,190         102,425
                                                        -------------    ------------    ------------
                                                               65,765       1,117,264        (430,918)
                                                        -------------    ------------    ------------

 INCOME (LOSS) BEFORE INCOME TAXES                           (378,734)      1,978,913        (292,687)

 INCOME TAX BENEFIT (EXPENSE) (NOTE 8)                        103,980        (597,300)         46,409
                                                        -------------    ------------    ------------

 NET INCOME (LOSS)                                     $     (274,754)  $   1,381,613   $    (246,278)
                                                        =============    ============    ============


 INCOME (LOSS) PER COMMON SHARE  (NOTE 1)
   Basic                                               $         (.04)  $        0.22   $       (0.04)
                                                        =============    ============    ============
   Diluted                                             $         (.04)  $        0.21   $       (0.04)
                                                        =============    ============    ============


 WEIGHTED AVERAGE SHARES
 OUTSTANDING
   Basic                                                    6,113,646       6,224,241       5,825,686
                                                        =============    ============    ============
   Diluted                                                  6,113,646       6,916,241       5,825,686
                                                        =============    ============    ============




    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  --------------------------------------------


                                                1998             1997          1996
                                                ----             ----          ----

 NET INCOME (LOSS)                          $   (274,754)  $   1,381,613   $  (246,278)


 UNREALIZED LOSS ON SECURITIES
   AVAILABLE FOR SALE, NET OF TAX
   OF $43,100                                    (83,709)          -             -
                                             -----------     ------------    ----------


 COMPREHENSIVE INCOME (LOSS)                $   (358,463)   $   1,381,613   $  (246,278)
                                             ===========     ============    ==========






    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  --------------------------------------------



                                                                  CAPITAL   UNREALIZED      RETAINED
                                                      COMMON     IN EXCESS    LOSS ON       EARNINGS        TREASURY
                                                       STOCK       OF PAR   SECURITIES      (DEFICIT)        STOCK         TOTAL
                                                       -----       ------   ----------      ---------        -----         -----

BALANCE AT DECEMBER 31, 1995                         $ 82,435  $ 10,274,974  $   -       $ (2,872,818)  $ (2,942,016)  $ 4,542,575


  Shares contributed to Retirement Plan
    (16,262 shares)                                                 (10,224)                                  18,957         8,733

  Sale of treasury shares (500,000 shares) (Note 9)                 (26,000)                                 463,000       437,000

  Net loss                                                                                   (246,278)                    (246,278)
                                                      -------   -----------   ---------   ------------   ------------   ----------
BALANCE AT DECEMBER 31, 1996                           82,435    10,238,750      -         (3,119,096)    (2,460,059)    4,742,030

  Shares contributed to Retirement Plan
    (6,306 shares)                                                    1,730                                    7,728         9,458

  Treasury stock acquired (66,100 shares)                                                                    (92,350)      (92,350)

  Stock options exercised (5,000 shares)                   50         4,325                                                  4,375

  Net income                                                                                1,781,613                    1,781,613
                                                      -------   -----------   ---------   ------------   ------------   ----------
BALANCE AT DECEMBER 31, 1997                           82,485    10,244,805      -         (1,337,483)    (2,544,681)    6,445,126

  Prior period adjustment (Note 17)                                                          (400,000)                    (400,000)

  Shares contributed to Retirement Plan                                 180                                   11,636        11,816
  (9,453 shares)

  Treasury stock acquired (321,500 shares)                                                                  (443,547)     (443,547)

  Sale of treasury shares (200,000 shares)                           15,942                                  249,049       264,991
  (Note 9)

  Unrealized loss on investments available
  for sale of $126,809, net of tax of $43,100                                  (83,709)                                    (83,709)

  Net loss                                                                                   (274,754)                    (274,754)
                                                      -------   -----------   ---------   ------------   ------------   ----------

BALANCE AT DECEMBER 31, 1998                         $ 82,485  $ 10,260,927  $ (83,709)  $ (2,012,237)  $ (2,727,543)  $ 5,519,923
                                                      =======   ===========   =========   ============   ============   ==========



    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  --------------------------------------------



                                                               1998              1997            1996
                                                               ----              ----            ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                   $    (274,754)   $     1,381,613   $    (246,278)
                                                        ------------     --------------    ------------
   Adjustments required to reconcile net income
    (loss) to net cash provided by operating
     activities:
      Amortization, depreciation and other, net              412,070            350,093         530,481
      Provision for losses on notes and accounts
       receivable                                            208,237             59,958          65,480
      Provision for deferred income taxes                    (87,200)           516,300         (84,300)
      Gain on sale of significant assets                    (421,807)        (1,778,007)          -
      (Gain) loss on sale of other assets                      6,749            (98,548)          -
      Minority interest in earnings of  affiliates            68,772            128,038          97,308
      Equity in (earnings) losses of affiliates               20,100           (348,206)       (425,176)
      Changes in assets and liabilities:
       Receivables:
        Sale (purchase) of receivables                        -                (269,176)        494,188
        Other changes                                        671,109            (68,328)        (69,178)
       Inventories                                           180,135            279,979           6,112
       Prepaid expenses and other current assets             (65,045)           103,672         324,052
       Accounts payable                                   (1,020,812)           491,994         282,693
       Accrued expenses and other liabilities               (764,866)        (1,550,552)     (1,520,547)
       Federal income taxes payable                          (40,000)            40,000        (100,000)
       Deferred charges and other                            (62,153)          (153,732)        (95,783)
                                                        ------------     --------------    ------------
        Total adjustments                                   (894,711)        (2,296,515)       (494,670)
                                                        ------------     --------------    ------------
         Net cash used in operations                      (1,169,465)          (914,902)       (740,948)
                                                        ------------     --------------    ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of marketable securities                        (179,309)           -                 -
   Investment and advances to affiliates, net             (1,661,349)        (1,892,782)        311,802
   Collection on sale of nursing homes assets              2,923,794            750,000           -
   Proceeds from sale of other property, plant and
    equipment and investments                                425,000            115,500           -
   Decrease (increase) in notes receivable                  (102,936)          (170,911)        (57,701)
   Disbursements to related parties and
    former affiliates, net                                  (145,880)           (62,669)       (236,575)
   Deposit to restricted cash                                 (9,227)          (104,882)       (217,063)
   Capital expenditures                                     (312,460)          (446,027)       (219,040)
                                                        ------------     --------------    ------------
    Net cash provided by (used) in investing activities      937,633         (1,811,771)       (418,577)
                                                        ------------     --------------    ------------








    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  --------------------------------------------



                                                                    1998            1997          1996
                                                                    ----            ----          ----
 CASH FLOWS FROM FINANCING
  ACTIVITIES
  Distributions to limited partners, net                             -             143,842       -
  Purchase of common stock of subsidiary                             -             (85,730)      (8,000)
  Proceeds from sale of treasury stock                              264,991         -           500,000
  Treasury stock purchased                                         (443,547)       (92,350)      -
  Proceeds from officer obligation                                   50,000         90,000     (305,000)
  Principal payments of officer obligation                          (50,000)      (145,000)     360,000
  Proceeds from warrants and options exercised                       -               4,375       -
  Principal payments on long-term obligations                      (442,706)      (666,130)    (508,349)
  Proceeds from borrowing on long-term obligations                  806,302      3,604,934    1,583,390
  Net advances from (payments to)
   securitization program                                           -             (392,287)     392,287
                                                                 ----------      ---------    ---------
    Net cash provided by financing activities                       185,040      2,461,654    2,014,328
                                                                 ----------      ---------    ---------

 NET INCREASE (DECREASE) IN CASH                                    (47,792)      (265,019)     854,803

 CASH - BEGINNING OF PERIOD                                         625,109        890,128       35,325
                                                                 ----------      ---------    ---------

 CASH - END OF PERIOD                                           $   577,317     $  625,109   $  890,128
                                                                 ==========      =========    =========

 SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
  Cash paid during the years for:
   Interest, net of interest income                              $  336,297     $  917,105   $  819,177
   Income taxes                                                  $   95,037     $   43,816   $  129,038

 Supplemental Disclosures of Noncash
 Investing and Financing Activity (Note 14)



    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

     A.           PRINCIPLES OF CONSOLIDATION AND EQUITY METHOD OF ACCOUNTING
                  -----------------------------------------------------------

                  The accompanying consolidated financial statements include the accounts of The Wendt-Bristol Health Services Corporations, its wholly-owned subsidiaries and the majority-owned and controlled subsidiary, Wendt-Bristol Diagnostics Company
                  (WBDC), herein referred to as the "Company". The Company through a wholly-owned subsidiary owns approximately 86%, 86% and 83% of WBDC at December 31, 1998, 1997 and 1996, respectively. All material intercompany accounts and transactions have been eliminated in consolidation.

                  Investments in 22 1/2 to 50 percent owned affiliates significantly influenced by management are accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition plus the Company's equity in undistributed earnings or losses since acquisition. Reserves are provided where management determines the investment, advances or equity in earnings is not realizable. Investments accounted for under the equity method include limited liability companies, a limited partnership in which a subsidiary is general partner and a C corporation (see Note
                  5).

     B.           ACQUISITIONS AND DISPOSITIONS OF SUBSIDIARIES, SIGNIFICANT
                  ----------------------------------------------------------
                  ASSETS, PARTNERSHIP INTERESTS OR OWNERSHIP INTERESTS
                  ----------------------------------------------------

                  Effective at the close of business on December 31, 1997, the Company sold all of the operating assets of two of its three nursing homes for a total purchase price of approximately $9.9 million. This was financed with cash of $750,000; assumption of mortgage debt of approximately $6.2 million and a note receivable of approximately $2.9 million which was collected in April 1998. The gain on sale of approximately $1,778,000 is included in the 1997 "Consolidated Statement of Operations". The following summarizes the operations of the two nursing homes for the years ended December 31, 1997 and 1996:

                                                    (IN 000'S)
                                              1997 (A)     1996
                                             --------      ----

                      Revenues              $   9,123   $   9,254
                      Operating income          1,091       1,049
                      Net income                  495         110

                  (A) Excludes gain on sale of nursing home assets.

                  During December 1996, WBDC formed Wendt-Bristol Crosswoods, Ltd. a limited liability company ("LLC") in which the Company has a 50% interest. Operations of this new diagnostics center began in January 1997 and has expanded to include helical CT and additional modalities during 1997 and 1998.

                  During 1997, WBDC acquired a 22.5% interest in Wendt-Bristol at Park Oncology Center, Ltd. (a LLC), a venture that was formed to own and operate a radiation therapy center. Operations began during the fourth quarter 1997. Effective April 1, 1998, the Company exchanged its interest in this LLC for the same ownership interest in a C corporation, Wendt-Bristol Oncology Centers, Inc. which now owns 100% of the LLC.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL
                  (CONTINUED)

     B.           ACQUISITIONS AND DISPOSITIONS OF SUBSIDIARIES, SIGNIFICANT
                  ----------------------------------------------------------
                  ASSETS, PARTNERSHIP INTERESTS OR OWNERSHIP INTERESTS
                  ----------------------------------------------------
                  (CONTINUED)
                  -----------

                  During 1997, WBDC acquired a 50% interest in Jasonway, Ltd. (a
                  LLC), a venture that was formed to construct and rent a medical and office complex. Construction was completed in the third quarter 1998. During the fourth quarter 1998, Diagnostics sold its 50% interest resulting in a gain of approximately $422,000 which is included in the 1998 "Consolidated Statement of Operations".

                  During 1997, the Company ceased to operate its home health care delivery services. Loss from operations approximated $91,000 and $124,000 for the years ended December 31, 1997 and 1996, respectively, which is included in the "Consolidated Statements of Operations".

                  During the fourth quarter 1998, the Company sold its remaining pharmacy to a competitor for $30,000 plus the cost of the inventory.

     C.           STATEMENT OF CASH FLOWS
                  -----------------------

                  For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash. No such investments were purchased during 1998, 1997 or 1996.

     D.           CONCENTRATIONS OF CREDIT RISK
                  -----------------------------

                  Credit risk associated with cash balances in excess of federally-insured amounts is minimized by using several accounts at major financial institutions.

     E.           ACCOUNTS RECEIVABLE
                  -------------------

                  In May, 1996 the Company and certain of its subsidiaries entered into a financing arrangement involving the sale of their trade accounts receivable. This financing arrangement terminated through payment in March, 1997. The agreement provided for the Company's sale of its health care trade accounts receivable, subject to various terms and conditions, with limited recourse, with the Company continuing to service the accounts. A sale was recorded when the health care accounts receivable were transferred to the purchaser, net of contractual allowances. Such sales are not included in the Consolidated Statement of Operations and no gain or loss arises in the transaction.

                  Certain receivables from the Company's medical services segment which include diagnostic and oncology centers are due from third party payors, including Medicare, Medicaid and commercial insurance carriers, under contractual arrangements by which payment may be at a discount from billed charges, as is customary within the health care industry. The Company estimates and records allowances for such discounts to recognize revenues net of the contractual allowance when the service income is earned based on amounts expected to be recovered.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL
                  (CONTINUED)

     E.           ACCOUNTS RECEIVABLE (CONTINUED)
                  -------------------------------

                  A significant portion of the income earned by the nursing home is related to services provided to Medicaid patients. The income reported for the nursing homes is based on cost reports filed with the State of Ohio and such reports are subject to audit and adjustment by Medicaid auditors. Management estimates and records adjustments to recognize service income based on amounts expected to be recovered when the service income is earned.

     F.           INVENTORIES
                  -----------

                  Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories at December 31, 1998 and 1997 were $22,816 and $202,951, respectively. These inventories consist of retail pharmaceuticals, durable medical equipment and supplies in 1997 and durable medical equipment in 1998.

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

                  Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows. There were no such impairment adjustments at December 31, 1998, 1997 or 1996 (see Note 4).

     H.           EXCESS OF COST OVER ASSETS OF BUSINESSES AND SUBSIDIARIES
                  ---------------------------------------------------------
                  ACQUIRED
                  --------

                  Costs of acquired businesses in excess of the value of net assets (i.e., goodwill) are amortized over periods ranging from 20 to 40 years, except for goodwill associated with the manufacturing real estate, which is being amortized over the estimated remaining life of the building. During the fourth quarter of 1997, the Company deducted the remaining goodwill of approximately $189,000 associated to its interest in Health America against the gain on the sale of the nursing homes. Amortization expense excluding this one-time adjustment for the years ended December 31, 1998, 1997, and 1996, approximated $14,500, $28,400 and $20,500, respectively. Accumulated amortization at December 31, 1998, 1997 and 1996, was $166,200, $151,700, and $123,000, respectively. Goodwill consists of an amount applicable to the manufacturing real estate and the purchase of common shares of Diagnostics Company.

                  The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. There were no such impairment adjustments at December 31, 1998, 1997 and 1996.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL
                  (CONTINUED)

     I.           DEFERRED CHARGES
                  ----------------

                  The Company has included in deferred charges costs that are being amortized over future periods ranging from 5 to 11 years. Deferred charges are predominantly costs associated with financing, costs incurred for staff training, opening new facilities and a rent adjustment to properly recognize rental income on the leased manufacturing facility (see Note 1O).

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

     K.           INCOME (LOSS) PER SHARE
                  -----------------------

                  Per share amounts were computed using the weighted average number of shares outstanding during each period for basic which was adjusted for the effect of dilutive potential common shares in the computation of diluted EPS. (See Note 9)

     L.           INCOME TAXES
                  ------------

                  The Company utilizes the liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes, and are measured using the enacted tax rates and laws that will be in effect or expected to continue in effect when the differences are expected to reverse. (See Note 8)

     M.           FINANCIAL INSTRUMENTS AND FAIR VALUE
                  ------------------------------------

                  The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable (see
                  Note 15).

                  The Company enters into foreign currency contracts in order to reduce the impact of certain foreign currency fluctuations. The Company does not enter into financial instruments for trading or speculative purposes. Gains and losses related to qualifying hedges, measured by quoted market prices, termination values or other methods of firm commitments are deferred and are recognized as income or as adjustments of carrying amounts when the hedged transaction occurs, except that losses not expected to be recovered upon the completion of the hedged transactions are expensed. On the balance sheet, deferred gains and losses are included in long-term assets and liabilities (see Note 15).

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL
                  (CONTINUED)

     N.           STOCK BASED COMPENSATION
                  ------------------------

                  The Company utilizes the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" which utilizes the intrinsic value based method. The Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", which utilizes a fair value based method is effective for the Company's year beginning January 1, 1996. The FASB requires disclosure for new employee stock options of the impact to the financial statements of utilizing the intrinsic value versus the fair value based method (see Note 9).

     O.           ACCOUNTING PRONOUNCEMENTS FOR 1999 AND LATER
                  --------------------------------------------

                  Effective for fiscal years beginning after June 15, 1999, FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires the recording of deferred gains or losses on foreign currency hedge transactions for the effective portion of the cash flow hedge as a component of comprehensive income and reclassifies into earnings in the same period as the hedged forecasted transaction affects earnings. At December 31, 1998, the Company has deferred approximately $40,500 of losses on the foreign currency hedges ($27,000 net of tax).

                  On April 3, 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5 "Reporting on the Costs and Start-up Activities" which states that the costs of start-up activities, including organization costs, should be expensed as incurred. Implementation of SOP 98-5 is required for financial statements issued for fiscal years beginning after December 15, 1998 with the initial application of this SOP being reported as cumulative effect of a change in accounting principle. Currently, the Company has an asset of approximately $240,000 included in the caption "Deferred charges" on the balance sheet at December 31, 1998. If the SOP was adopted early, there would be a cumulative charge to earnings at this time of approximately $206,000 for the consolidated entities, net of minority interest.

                  In addition, entities accounted for by the equity method have deferred start-up charges on their balance sheets totaling $428,000 at December 31, 1998. If SOP 98-5 was adopted early, there would be a cumulative charge to earnings of the Company relating to these affiliates at this time of approximately $117,000, net of minority interest.

                  The Company will implement this effective January 1, 1999 with a cumulative change in accounting principle approximating $249,000 (net of tax of $128,000) and an increase of $37,000 in "minority interest in affiliates", net of tax for a total impact to the financial statements of decreasing net income by approximately $212,000.

     P.           FINANCIAL STATEMENT RESTATEMENT AND RECLASSIFICATIONS
                  -----------------------------------------------------

                  The financial statements for the years ended December 31, 1997 and 1996 have been restated (see Note 17). Additionally, other reclassifications have been made to the 1997 and 1996 financial statements to conform with the presentation for the year ended December 31, 1998.

           WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 2.           RESTRICTED CASH

                  The Company has restricted cash of $230,347 and $221,120 at December 31, 1998 and 1997, respectively. The amounts in a bank trust account were $129,044 and $179,934 at December 31, 1998 and 1997, respectively. These restricted assets were set aside to satisfy the New Jersey Department of Environmental Protection and Energy in connection with the reimbursement of clean-up expenses at the leased manufacturing facility located in Passaic, New Jersey. (See Item 1. Business and Note 11A.) The remainder of the restricted cash represents amounts in a brokerage margin account that is maintained in conjunction with foreign exchange futures contracts.

NOTE 3.           RECEIVABLES

                  The following schedule states current receivables by specific groups as indicated at December 31:

                                                                      1998            1997
                                                                      ----            ----
                      Receivables:
                       Trade (net of allowance for doubtful
                       accounts)                                 $  1,009,486     $  1,899,967
                                                                  -----------      -----------
                      Notes receivable - current:
                       Nursing homes sales (a)                          -            2,923,794
                       Sale of LLC ownership interest (b)             225,000            -
                       Others                                          11,353           24,669
                                                                  -----------      -----------
                      Total                                           236,353        2,948,463
                                                                  -----------      -----------

                      Miscellaneous receivables:
                       Nursing homes sale (a)                           -              326,990
                       Medicare settlements                           151,838          259,202
                       Pharmacy sale (c)                              111,814           -
                       Consulting agreement (d)                       251,250           -
                       Others - (e)                                   681,154          598,729
                                                                  -----------      -----------
                      Total                                         1,196,056        1,184,921
                                                                  -----------      -----------

                      Total current receivables                  $  2,441,895     $  6,033,351
                                                                  ===========      ===========



         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 3.           RECEIVABLES (CONTINUED)

                  (a) At December 31, 1997, the Company sold two of its nursing homes assets. The current note receivable was collected in full in April 1998. (See Note 1B) The miscellaneous receivables represent escrow balances related to HUD financing which also was collected in April 1998.

                  (b) The balance consists of a note receivable from the sale of a subsidiary's interest in an LLC (see Note
                           1B) due in June 1999.

                  (c) The balance consists of the amount due from a third party pertaining to the pharmacy sold in December 1998 (see Note 1B). The amount was collected in full in January 1999.

                  (d) Amount relates to a consulting agreement which is expected to be collected in the second quarter of 1999.

                  (e) The balance consists mostly (approximately $431,000 and $400,000 in 1998 and 1997, respectively) of a receivable due from the former owner of two of the nursing homes regarding final collection of the purchase price of the transaction.

                  Total interest income for the years ended December 31, 1998, 1997 and 1996, amounted to approximately $240,000, $175,000, and $104,000, respectively, and is netted against interest expense in the accompanying Consolidated Statements of Operations. See Note 10C for related party interest income.

NOTE 4.           PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment at December 31, 1998 and 1997 and the estimated useful lives used in computing depreciation are as follows:

                                                              DECEMBER 31,                ESTIMATED
                                                              ------------               USEFUL LIVES
                                                         1998              1997           (IN YEARS)
                                                         ----              ----           ----------
                    Land and improvements          $   1,209,773     $   1,209,773            30
                    Buildings and improvements         3,825,650         3,748,139          3-40
                    Machinery and equipment            5,645,447           810,236          3-14
                                                    ------------      ------------
                                                      10,680,870         5,768,148
                    Accumulated depreciation
                     and amortization                 (1,864,752)       (1,656,764)
                                                    ------------      ------------
                                                   $   8,816,118     $   4,111,384
                                                    ============      ============

                  Included in property, plant and equipment at December 31, 1998 and 1997 are land, buildings and improvements of $4,540,556 and $4,517,834 with accumulated depreciation and amortization of $1,285,373 and $1,176,265, respectively, leased to the purchaser of its former manufacturing division (see Note 11A).

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 4.           PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

                  Subsequent to year-end, the Company learned that the tenant vacated the premises. Management has reviewed the property, plant, equipment and related intangible assets including goodwill in accordance with its policy on evaluating long-lived assets and intangibles for recoverability. Management believes that an impairment adjustment at December 31, 1998 is not deemed necessary due to the tenant's continued recognition of its obligations under the lease, including the maintenance of the property along with continued insurance coverage and the payment of rent when due. Further, management believes that the property will have a carrying value equivalent to the estimated market value at the end of the lease. Should the tenant desire an earlier termination of the lease, the Company would expect the tenant to provide an acceptable sub-tenant or buyer consistent with the value of the assets.

                  Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $375,031, $359,636, and $509,996,
                  respectively.

NOTE 5.           EQUITY IN AFFILIATES

                  WBDC is accounting for the following entities under the equity method of accounting: Wendt-Bristol Diagnostics LP, a limited partnership of which WBDC is the general partner ("Diagnostics LP"); Wendt-Bristol Crosswoods, Ltd., a limited liability company of which WBDC owns 50% ("Crosswoods"), Wendt-Bristol Oncology Centers, Inc., a C corporation of which WBDC owns 22.5% ("Oncology"), and Jasonway Partners, Ltd., a limited liability company of which WBDC owned 50% through December 31, 1998 when the investment was sold.

                  Diagnostics LP operates a diagnostic center featuring magnetic imaging resonance device ("MRI"), CT Scan, Sonography and other modalities. Crosswoods is a diagnostic center acquired in January 1997 with an MRI and has expanded in 1997 and 1998 with additional modalities. Oncology operates radiation therapy practices which began operations in one location in fourth quarter 1997 and in a second location in fourth quarter 1998. Jasonway Partners, Ltd. constructed a medical complex which was completed in the fourth quarter 1998 and Oncology operates its second facility from a significant portion of this medical complex. WBDC sold its interest in Jasonway Partners, Ltd. on December 31, 1998 (see Note 1B).



                                      11-26

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 5.           EQUITY IN AFFILIATES (CONTINUED)

                  Audited financial information of the affiliates which are accounted for by the equity method (See Note 1A) is summarized below:


                                                                                        (IN 000'S)
                                                                          ---------------------------------------
                                                                               1998          1997          1996
                                                                               ----          ----          ----
                            COMBINED BALANCE SHEETS
                    Current assets                                          $  2,299      $   2,153      $    643
                    Property, plant and equipment, net of accumulated
                     depreciation                                             10,483          9,568         3,793
                    Other non-current assets                                     705            722         1,268
                                                                            --------      ---------      --------
                      Total assets                                          $ 13,487      $  12,443      $  5,704
                                                                            ========      =========      ========
                    Liabilities                                             $ 12,416      $  10,213         4,214
                    Equity                                                     1,071          2,230         1,490
                                                                            --------      ---------      --------
                      Total liabilities and equity                          $  3,487      $  12,443      $  5,704
                                                                            ========      =========      ========
                     COMBINED STATEMENTS OF OPERATIONS
                    Service revenues                                        $  7,204       $  5,667      $  4,218
                    Operating income (loss)                                     (649)           580           648
                    Net income (loss)                                         (1,150)           208           405


                  A limited liability company in which the Company had a 50% interest with assets of $875,000, liabilities of $840,000 and equity of $35,000 is unaudited as of December 31, 1997. The limited liability company had acquired land for which a medical facility was under construction at December 31, 1998; therefore, it had no operations. The Company sold its interest in this LLC on December 31, 1998 (see Note 1B).

                  As a result of the limited liability companies and limited partnership being taxed as partnerships for Federal income tax purposes, there is no tax provided for earnings.

                  Consolidated retained earnings of the Company represented by undistributed earnings of these equity affiliates total $1,896,000 and $1,901,000 at December 31, 1998 and 1997,
                  respectively.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 5.           EQUITY IN AFFILIATES (CONTINUED)

                  The Company has investments and related advances, net at December 31, 1998 and 1997 of these equity method affiliates of approximately $4,664,000 and $3,037,000, respectively. During 1998 and 1997, the Company has made investments and advances, net totaling approximately $1,661,000 and $1,893,000, respectively. Advances have been made in excess of amounts required by the partnership and other agreements. Total equity in these affiliates at December 31, 1998 and 1997 approximated $1,071,000 and $2,230,000, respectively. Management has determined that the growth and focus of the Company should be in diagnostic imaging, radiation therapy and nuclear medicine. In this regard, the Company's expansion has included entities that involve other investors; however, the Company has retained operational control of the businesses. During 1998, the Company, through these entities, has aggressively added new locations, an addition to an existing facility and the addition of new technology. The most prominent addition is a new facility that opened in November 1998 containing radiation therapy, nuclear medicine and diagnostic imaging, including the first and only P.E.T. scanning device (for oncology and cardiac applications) in Central Ohio.

                  Although the Company had significant advances to these entities during their development and/or expansion, Management believes that projected operating results as well as the estimated value of the businesses will ensure the collectibility of the advances and retain or increase the value of the investments.

                  See Note 10E for management fee income received from these affiliates.

                  See Note 11B for related debt guarantees.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 6.           LONG-TERM OBLIGATIONS

                  At December 31, 1998 and 1997, long-term obligations are as follows:

                                                                       1998              1997
                                                                       ----              ----
                  5.5% subordinated convertible bond,
                  interest only payable in quarterly
                  installments, principal due December, 2001      $  1,000,000       $ 1,000,000

                  5.0% bonds, denominated in Swiss francs,
                  interest only payable in quarterly
                  installments, principal due February, 2002,
                  collateralized by right to obtain lien on
                  accounts receivable and inventory                  3,416,934         3,416,934

                  7.0% bonds, denominated in Swiss francs,
                  interest only payable in quarterly
                  installments, principal due December 2003,
                  collateralized by right to obtain lien on
                  mortgaged land and real estate                       806,300            -

                  Variable rate mortgage - interest at 10.75%
                  and 11.50% at December 31, 1998 and 1997,
                  respectively, payable in monthly installments
                  including interest through April, 2001, with
                  any remaining balance due May 1, 2001              1,433,516         1,546,509

                  9% to 13% notes payable in monthly
                  installments including interest, through
                  October 2005, collateralized by equipment          4,845,262           415,387
                                                                   -----------        ----------
                                                                    11,502,012         6,378,830
                  Less: current installments                           487,535           344,807
                                                                   -----------        ----------
                  Long-term portion                               $ 11,014,477       $ 6,034,023
                                                                   ===========        ==========



                  Subsequent to year-end, a 7% bond, denominated in Swiss francs, for $269,000 (400,000 Swiss Francs) was issued with interest only payable in quarterly installments with principal due December 2003. The bond is collateralized by the bondholder's right to obtain a lien on mortgaged land and real estate.

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

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 6.           LONG-TERM OBLIGATIONS (CONTINUED)

                  OTHER
                  -----

                  Aggregate future principal maturities of long-term debt and capital lease obligations are as follows: 1999 - $487,535, 2000 - $791,626, 2001 - $2,949,755, 2002 - $4,211,438, and
                  thereafter - $3,061,658.

                  All land and real estate is collateralized by the mortgages payable.

                  The Company incurred interest expense in the amount of $609,945, $1,063,017, and $965,525 in 1998, 1997 and 1996,
                  respectively.

                  COMMITMENTS
                  -----------

                  The Company and its subsidiaries have committed to certain equipment acquisitions that will be financed through a combination of current equipment financing relationships, vendor programs or newly available resources. The cost of such equipment currently on order is approximately $950,000.

                  In April 1998, the Company secured an equipment lease line of credit for $1,000,000 with a finance company. As of December 31, 1998, approximately $924,000 has been drawn against this lease line with the remainder drawn in first quarter 1999.

                  See Commitments and Contingencies Note 11B for debt guarantees made by the Company for entities which the Company has equity ownership interests.

NOTE 7.           LEASE COMMITMENTS

                  The Company leases all of the locations used in its businesses under leases expiring on dates ranging through July 2015.

                  As of December 31, 1998, minimum annual rental commitments under noncancelable leases amount to:


                                                  OPERATING
                                                    LEASES
                                                    ------

                               1999            $    803,810
                               2000                 795,425
                               2001                 786,183
                               2002                 774,952
                               2003                 705,318
                            Thereafter            5,944,605
                                                -----------
                                               $  9,810,293
                                                ===========

                  In addition, the Company remains contingently liable for certain leases on locations that have been sold. These contingent leases include payments aggregating $51,000 over the next two years.

                  Rental expense included in the Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996, was approximately $620,000, $543,000, and $541,000.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 8.           INCOME TAXES

                  The Company has recognized a deferred tax liability, a deferred tax asset and a valuation allowance against the deferred tax assets. The components of these consolidated deferred tax items at December 31, 1998 and 1997 are as follows:

                                                                      1998                1997
                                                                      ----                ----
                    Assets:
                      Net operating loss carryforwards           $    944,900       $    576,500
                      Investment tax credit carryforwards              15,600             20,700
                      Alternative minimum tax credits                  64,600             64,600
                      Bad debt allowance                               98,100             71,400
                      Other                                            46,400              6,300
                                                                  -----------        -----------
                                                                    1,169,600            739,500
                      Less:  valuation allowance                        -                  -
                                                                  -----------        -----------
                                                                    1,169,600            739,500
                                                                  -----------        -----------
                    Liabilities:
                      Depreciation and amortization                   251,200            120,600
                      Costs capitalized in connection
                      with acquisitions                               591,200            605,000
                      Income and expense recognition                  455,000            253,000
                      Other                                             4,500             23,500
                                                                  -----------        -----------
                                                                    1,301,900          1,002,100
                                                                  -----------        -----------

                    Net deferred tax liability                   $    132,300       $    262,600
                                                                  ===========        ===========

                  These deferred tax assets and liabilities have been offset for balance sheet presentation except for the "net deferred tax liability". Management has recognized a deferred tax benefit of $87,200 which results from an increase in deferred tax assets of $430,000 ($368,000 increase in net operating loss carryforwards) and an offsetting increase of $300,000 ($130,000 increase in excess tax depreciation and $200,000 increase in income and expense recognition). Management has utilized approximately $2.3 million of net operating loss carryforwards through the sale of two nursing home assets in 1997. Additionally, the valuation allowance was reduced by $200,000 in 1997. These two factors combined to result in a deferred tax expense of $516,300 in 1997. Management has recognized a deferred tax benefit of $84,300 in 1996 by a reduction in the valuation allowance for the expected utilization of net operating losses during the carryforward period. Management has considered the provisions of SFAS No. 109 that allows for utilization of tax planning strategies associated with real estate. These strategies, if necessary, could consider a possible sale and/or sale/leaseback of such real estate to preclude the expiration of net operating losses without realization of a tax benefit. Realization of the deferred tax asset is dependent on generating sufficient taxable income including use of management's tax planning strategies prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that a significant amount of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if either the current estimates of future taxable income are reduced or management would be unable to effect an expected sale and/or sale/leaseback of real estate. Both of these conditions are currently necessary for consideration in the evaluation of the realizability of the deferred tax assets and estimated valuation allowance.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 8.           INCOME TAXES (CONTINUED)

                  Consolidated net operating losses available for tax purposes at December 31, 1998 are approximately $2,780,000, expiring $967,000 in 2006, $335,000 in 2008 and $383,000 in 2009 and
                  $1,083,000 in 2013. Investment tax credits available for tax purposes at December 31, 1998 are approximately $20,700 expiring at various dates from 1999 to 2000. In 1997 and 1996 as a result of consolidated taxable income the Company was able to utilize net operating losses of $4,077,000 and $27,000, respectively, of which $730,000 and $27,000, respectively, was pre-operating losses of an acquired subsidiary which was only to be used to offset taxable income by that subsidiary.

                  For the years ended December 31, 1998, 1997 and 1996 a reconciliation of the statutory rate and effective rate for the provision for income taxes consists of the following based on amounts that do not include minority interests:


                                                                                    PERCENTAGE
                                                                          ----------------------------
                                                                           1998        1997      1996
                                                                           ----        ----      ----

                    Federal statutory rate                                (34.0)       34.0     (34.0)
                    Minority interests                                      8.1         2.5      13.6
                    Equity in unconsolidated affiliates                     2.4         6.7      -
                    State and local income taxes, net of federal
                     tax benefit                                           (7.5)        1.6       6.3
                    Alternative minimum tax                                -            2.3      -
                    Tax effect of permanent differences                    (1.8)       (4.2)     44.0
                    Valuation allowance                                    -           (9.1)    (49.1)
                    Other                                                  (3.1)       33.8      -
                                                                         ------       -----    ------

                    Effective rate                                        (35.9)       33.9     (19.2)
                                                                         ======       =====    ======

                    The expense (benefit) for income taxes consists of the following:


                                                           1998         1997         1996
                                                          ----          ----         ----
                    Federal:
                     Current expense                 $     -         $  40,000    $    -
                     Deferred expense (benefit )         (87,200)      516,300       (84,300)

                    State and local:
                     Current expense (benefit)           (16,780)       41,000        37,891
                                                      ----------      --------     ---------

                    Total tax expense (benefit)      $  (103,980)    $ 597,300    $  (46,409)
                                                      ==========      ========     =========


         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 8.           INCOME TAXES (CONTINUED)

                  The principal differences between the income or loss reported for financial reporting purposes and the income or loss reported for federal income tax purposes results from (i) accelerated depreciation methods being utilized for tax purposes, (ii) inventory capitalization methods required for tax purposes, (iii) reserving for doubtful accounts receivable and certain other reserves, (iv) costs capitalized in connection with certain acquisitions for financial reporting purposes and not for tax purposes, and (v) income and expense recognition difference between financial reporting and tax for equity affiliates and start-up costs.

NOTE 9.           STOCKHOLDERS' EQUITY

                  COMMON STOCK
                  ------------

                  In July 1998, the Company sold at $1.32 per share 200,000 shares of common stock held in treasury, pursuant to Regulation S of the Securities Act of 1933. The cost of such shares sold totaled $265,000.

                  In October 1996, the Company sold at $1.00 per share 500,000 shares of common stock held in treasury, pursuant to Regulation S of the Securities Act of 1933. The total cost of such shares sold totaled $463,000.

                  WARRANTS
                  --------

                  A. At December 31, 1998, there were 414,538 warrants outstanding. Each warrant, as a result of a November 1990 amendment, is exercisable for two and three quarters (2-3/4) shares of The Wendt-Bristol Health Services Corporation common stock. The Company has reserved 1,139,980 shares for such issue. The exercise price of $3.75 per warrant is the equivalent of $1.36 per share. Other terms of the warrants remain the same as when originally issued in 1986, including the anti-dilution provisions, except that the expiration date has been extended to May 1, 1999, and the redemption feature has been removed. The Board of Directors has voted not to further extend the expiration date.

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

                           The Board of Directors has elected to allow the warrants to expire on May 1, 1999 and the Series II warrants to expire on May 1, 2000.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 9.           STOCKHOLDERS' EQUITY (CONTINUED)

                  B. In conjunction with the issuance, pursuant to Regulation S of the Securities Act of 1933, of Series No. 1 bonds issued on February 14, 1997, the Company issued thirty-three (33) Series No. 1 warrants exercisable into a total of 300,000 shares of the common stock of the Company for $2.00 per share for the beneficial ownership of non U.S. persons.

                  STOCK OPTIONS
                  -------------

                  The Company has previously adopted a qualified employee incentive stock option plan (the "Plan"). The Plan provides for 500,000 common shares to be made available for options granted to eligible officers, directors and employees. The options may be granted for a term not to exceed ten years (five years with respect to a 10% shareholder) and are not transferable or assignable. The exercise price of all options must be at least equal to the fair market value of the common stock at the date of grant, or 110% of such fair market value with respect to any optionee who is a 10% shareholder of the Company.

                  The Non-Employee Directors were granted options for 10,000 shares upon the first anniversary of their election. All such options have expired except for one block of options to purchase 10,000 shares at a price of $.375 with an expiration date of February 1, 2000. Beginning in 1992, 1,000 options were granted annually to each Non-Employee Director upon his anniversary month as a Non-Employee Director. As of December 31, 1998, 37,000 options were issued to Non-Employee directors. The annual expense for these Non-Employee directors using the fair value based method (SFAS No. 123) approximated $600.

                  In June, 1993 the Board of Directors granted 80,000 options to purchase shares at a price of $1.25 to certain officers and key employees. These options expired on June 3, 1998 and none were exercised.

                  In May, 1996 the Board granted options totaling 130,000 shares to certain officers and key employees of which 110,000 are outstanding at December 31, 1998. Such options are exercisable at a price of $.875 per share and expire on May 23, 2001.

                  In October 1998, the Board granted options totaling 305,000 to certain officers and key employees of which all are outstanding at December 31, 1998. Such options are exercisable at a price of $1.3125 per share and expire on October 16, 2003.

                  In 1997, 5,000 options were exercised at $.875 per share for total proceeds of $4,375. Additionally, 30,000 options with exercise prices of $.875 to $1.25 were terminated as the employees are no longer employed by the Company.

                  No options were exercised in 1998. There were 452,000 stock options outstanding at December 31, 1998 at prices ranging from $.375 to $1.4375 per share. At December 31, 1998 and 1997, options available for grant were 43,000 and 53,000, respectively.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 9.           STOCKHOLDERS' EQUITY (CONTINUED)

                  The Company utilizes the intrinsic value method under APB No. 25 to account for employee stock options. The Company has utilized the Black Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants in all years. Dividend yield of 0%, risk-free interest rate of 6%, and expected option life of 5 years. Expected volatility was 62.9%. If the Company had utilized the fair value based method under FASB No. 123, the impact would not be significant to the financial statements.

                  EARNINGS PER SHARE
                  ------------------

                  The following is a reconciliation of the basic and diluted EPS for December 31, 1997, as restated (Note 17). As noted below, basic and diluted EPS are the same for the years ended December 31, 1998 and 1996:

                                                            INCOME           SHARES         PER SHARE
                                                         (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                                         -----------     -------------        ------
                    BASIC EPS
                    ---------
                      Income available to
                       common stockholders             $   1,381,613       6,224,241        $     .22
                                                                                             ========

                      Effect of dilutive
                       securities (net of tax)
                        5.5% convertible bond                 35,200         500,000
                        Options                               15,017         192,000
                                                        ------------     -----------

                    DILUTED EPS
                    -----------
                      Income available to
                       common stockholders and
                       assumed conversions             $   1,431,830       6,916,241        $     .21
                                                        ============     ===========         ========

                  At December 31, 1997, 1,440,980 stock options and warrants not associated with convertible debt were excluded from the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. At December 31, 1998 and 1996, all potential common stock would be anti-dilutive due to the net loss.

NOTE 10.          RELATED PARTY TRANSACTIONS

     A.           PARTNERSHIP OWNERSHIP
                  ---------------------

                  Certain officers and directors own, in the aggregate, less than 6% of the outstanding limited partnership interests of a limited partnership of which a subsidiary of the Company is the managing general partner.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 10.          RELATED PARTY TRANSACTIONS (CONTINUED)

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

                  During 1998, MHK paid $20,000 of the total interest due on the notes. As a result, the Company has not recorded income attributable to the balance of 1998 interest ($43,200).

                  The Company has revised all obligations due from MHK into a single promissory note ($790,600 at December 31, 1998) providing for monthly payments commencing in 1999 of $9,180, including interest at 7% per annum. As a result of this modification, the Company has received additional collateral and a commitment from one of the principals, a Company officer and director, to provide personal payments of $3,000 per month toward the MHK obligation.

                  The note receivable due from MHK Corp. is collateralized by the assets of a lounge and a retail liquor store, including a potential gain on the sale/leaseback of the associated real estate. The Company has received additional collateral in the form of a security interest on real estate in Ohio, leases and rents associated to a tenant of that property as well as the leasehold interest in a Florida property leased by MHK Corp. and subleased to a third party, and a pledge of the common stock of MHK Corp.

                  Management's current estimate of the business activities of these Florida operations combined with the rental operations and potential sale/leaseback is that they will earn sufficient cash flow to amortize the notes. No further advances or support is expected by the Company. If the notes are not being amortized, based on the amortization schedule at the end of 1999, collection of one or both of the above-indicated rents due from unrelated third parties will be assigned to the Company commencing in the year 2000 and an allowance for non-collectibility will be considered absent other remedies not considered at this time.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 10.          RELATED PARTY TRANSACTIONS (CONTINUED)

     C.           NOTES RECEIVABLE FROM OFFICERS AND RELATED PARTIES
                  --------------------------------------------------

                  Interest income totaling $20,000, $68,328 and $76,668 for the year ended December 31, 1998, 1997 and 1996, respectively, is included in "interest expense, net". Interest income receivable totaled $1,056 and $616 at December 31, 1998 and 1997, respectively, and is included in "miscellaneous receivables".

                  At December 31, 1998 and 1997, the President and CEO of the Company had outstanding advances totaling approximately $198,000 and $213,000, respectively. The President/CEO has granted a security interest in certain collateral to enhance the realization of the indebtedness, which is evidenced by a non-interest bearing promissory note, which provides for annual payments of $15,000 in 1998 and subsequent years.

                  In addition, pursuant to a ten year lease entered into in 1985, the Company leased a warehouse facility from two of the officers and directors of MHK Corp. Effective May 1, 1992, a renewal option was exercised on the lease, extending its term to 2005. In January 1996, the officers sold a portion of the property and terminated the lease with the Company. The remaining parcel is pledged as additional collateral toward a note due the Company from the sale of the liquor operations (see Note 10B).

     D.           LIFE INSURANCE PREMIUMS RECEIVABLE
                  ----------------------------------

                  The balance sheet includes $1,095,135 and $972,451 at December 31, 1998 and 1997 respectively, for policies with death benefits totaling $2,750,000 under the caption "Life insurance premiums receivable". The Company, pursuant to agreements, has purchased life insurance on the lives of certain officers and key employees on a "split-dollar" basis. The program is designed so that payments the Company makes on behalf of each officer are collateralized by assignments of the related life insurance policies (i.e., the accumulated policy cash value, the policy death benefit, or a combination thereof). The life insurance premiums receivables are noninterest-bearing. The insured parties own the policies and, with the consent of the Company, are permitted to borrow from the cash surrender values of the policies. Under the "split-dollar" agreements, the Company advances the premium payments and upon the death of the insured would receive the return of such advances from the death benefits or from cash value (without termination of the policy) at such other times (i.e. termination of employment) prior to the death of the insured.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 10.          RELATED PARTY TRANSACTIONS (CONTINUED)

     D.           LIFE INSURANCE PREMIUMS RECEIVABLE (CONTINUED)
                  ----------------------------------------------

                  Annual premiums for these policies total $138,000, $107,000 and $107,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Net cash surrender value on these policies approximated $500,000 and $375,000 at December 31, 1997 and 1996, respectively.

                  By Amendment No. 1 to the "split-dollar" agreement, the applicable officers of the Company recognize the premiums receivable not collateralized by the policy cash surrender values of $595,000 at December 31, 1998, are their personal responsibility if not collected through the respective policies as long as the Company continues to maintain the policies. The Company has represented its intention and obligation to maintain the policies. The individuals have agreed to provide additional collateral to the Company, by pledging common shares they own in the Company to enhance the realization of these receivables.

                  Subsequent to year-end, loans against these policies totaling $440,000 were remitted to the Company by certain officers as a reduction of the life insurance premiums receivable. These funds were used for working capital.

     E.           MANAGEMENT FEES FROM AFFILIATES
                  -------------------------------

                  A subsidiary of the Company, WBDC, which owns equity interests in a limited partnership, limited liability companies and a corporation (See Note 1B), is the management agent for three of the companies. Management fees totaling $697,000, $491,000 and $360,000 were included in the Consolidated Statements of Operations for the year ended December 31, 1998, 1997 and 1996, respectively.

NOTE 11.          COMMITMENTS AND CONTINGENCIES

     A.           REAL ESTATE RELATED TO PREVIOUSLY SOLD DIVISION
                  -----------------------------------------------

                  In October 1991, the Company sold substantially all of the assets (other than real estate) of its manufacturing division located in New Jersey.

                  As part of that transaction, the buyer entered into a lease on the physical facilities. The buyer is responsible for taxes, maintenance, and insurance costs. Rental income has been recorded on a straight-line basis over the term of the lease.

                  During the first quarter of 1999, the Company learned that the buyer/tenant had vacated the premises. The buyer/tenant continues to maintain its responsibilities under the lease including the payment of rent, maintenance of the property and insurance coverage. Management believes that the buyer/tenant will continue to recognize its obligations under the lease while attempting to consolidate its operations subsequent to several significant acquisitions. Its options include the possibility of securing an acceptable sub-tenant or providing a buyer with an offer acceptable to the Company.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 11.          COMMITMENTS AND CONTINGENCIES (CONTINUED)

     A.           REAL ESTATE RELATED TO PREVIOUSLY SOLD DIVISION (CONTINUED)
                  -----------------------------------------------------------

                  As a result of compliance with the State of New Jersey environmental laws and in connection with the sale of the division, the Company is in the process of a clean-up of contamination caused by prior ownership whereby the property had been contaminated by leaking underground storage tanks and the discharge of certain industrial fluids into the sewage system. The Company spent approximately $18,000, $56,000, and $50,000 related to the clean-up during the years ended December 31, 1998, 1997 and 1996, respectively. Costs attributable to the project, incurred or accrued, have been capitalized. The Company's consulting engineers have completed a study of the contamination and have submitted a clean-up plan to the appropriate State of New Jersey department. The remaining estimated costs to complete the plan are approximately $40,000. Refer to Note 2 regarding restricted cash set aside to satisfy the New Jersey Department of Environmental Protection and Energy. The Company has been advised that completion is expected during the second quarter of 1999.

     B.           DEBT GUARANTEES
                  ---------------

                  The Company or its subsidiaries is contingently liable as a guarantor of long-term debt and capital lease obligations totaling $4,315,000 for medical equipment that is currently in or will be placed in service by entities that WBDC has ownership interests varying from 22.5% to 50%.

                  The Company and WBDC are contingently liable for mortgages of $1,107,000 of the Diagnostic Center and Women's Center under construction on Kenny Road. WBDC is the general partner and has a 50% interest in the limited partnership that operates these facilities.

                  Additionally, the Company and WBDC are contingently liable for a two year lease agreement and the purchase price ($1,400,000) of a building used by an entity in which Diagnostics has a 22.5% ownership interest. Subsequent to year-end, the Company has funded a non-refundable down payment of $200,000 of the total purchase price of $1,400,000. Modified terms of the purchase agreement require a $350,000 payment on April 15, 1999 with interest at 12%, the remaining payments totaling $1,200,000 are due through and on June 15, 1999. Management has arranged for the April 15, 1999 funding, in part through the issuance of an additional Series 2 bond in the amount of 400,000 Swiss francs ($269,000). Management further believes it will be successful in securing a mortgage on the property on or before June 15, 1999.

NOTE 12.          INDUSTRY SEGMENT DATA

                  Industry segment data for years ended December 31, 1998, 1997 and 1996 included in Item 1 ("Industry Segments") of this report is an integral part of these financial statements.

NOTE 13.          RETIREMENT PLAN

                  The Company adopted, effective July 1, 1989, a retirement plan, under Section 401(k) of the Internal Revenue Code, covering substantially all employees with more than one year of service. The plan provides for the Company and its affiliates accounted for on the equity method to contribute, on an annual basis, 10% of the employees' eligible deferred compensation; such employer contribution is in the form of Company common stock. The Company values the actual shares transferred to the Plan from the treasury at the respective December 31 market value. During 1998, 1997 and 1996, the Company contributed 9,453, 6,306, and 16,262 shares, and recorded an expense of $11,816, $9,458, and $8,733, respectively.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 14.          SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
                  ACTIVITY

                                                                            1998             1997             1996
                                                                            ----             ----             ----
                    SUPPLEMENTAL DISCLOSURES OF
                     NONCASH INVESTING AND
                      FINANCING ACTIVITY

                      A subsidiary purchased equipment
                      which was financed by entering into an
                      installment finance agreement.
                       Increase in equipment cost, net               $   4,471,090       $   147,921
                       Increase in long-term obligations                (4,471,090)         (147,921)

                      Equipment and related debt was
                      transferred from a partnership, of which
                      the Company is managing general partner.
                       Increase in equipment, net                    $     302,963
                       Increase in debt                                   (288,496)
                       Decrease in investments and related
                        advances, net                                      (14,467)

                      Two subsidiaries of the Company sold
                      nursing home assets. Additionally,
                      HUD replacement reserves are to be
                      returned as part of the sale.
                       Increase in notes receivable, current                             $ 2,923,794
                       Increase in miscellaneous receivables                                 261,327
                       Decrease in restricted cash                                          (264,287)
                       Decrease in prepaid expenses                                          (11,535)
                       Decrease in property, plant and
                        equipment, net                                                    (7,064,636)
                       Decrease in excess of cost over assets
                        of businesses and subsidiaries acquired                             (189,096)
                       Decrease in deferred charges and other
                        assets                                                              (317,120)
                       Increase in accrued expenses                                         (394,367)
                       Decrease in debt                                                    6,083,927
                       Gain on sale of nursing home assets,
                        net of cash proceeds ($750,000)                                   (1,028,007)


         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 14. SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITY (CONTINUED)

                                                                        1998            1997            1996
                                                                        ----            ----            ----

                      Note receivable from officers and
                      related parties was reduced by assigning
                      a non-related party note receivable
                        Increase in notes receivable                                $  105,000
                        Decrease in notes receivable from
                         officers and related parties                                  (46,826)
                        Decrease in accrued interest payable                           (58,174)

                      Subsidiaries of the Company sold trade
                      accounts receivable, a portion of which
                      was used for certain related fees
                       Increase in deferred costs                                                  $   27,500
                       Increase in miscellaneous accounts
                        receivable reserves                                                           185,507
                       Decrease in notes payable                                                       53,155
                       Decrease in accounts receivable - sold                                        (266,162)


NOTE 15.          FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. For certain of the Company's financial instruments including cash, receivables, accounts and notes payable, and other accrued liabilities the carrying amounts approximate fair value due to their short maturities. For long-term notes receivable and notes payable, the Company believes the carrying value will approximate their fair value as the interest rates are comparable to prime. For the subordinated note, the Company believes the carrying amount approximates fair value with the conversion feature to the Company's common stock available.

                  At December 31, 1998 and 1997, management believes the carrying amount of long-term receivables are not impaired and will be realized in the normal course of business in accordance with their contract terms. The fair value of debt is believed to be approximately equal to their current carrying value based on current market prices.

                  At December 31, 1998, the Company had outstanding multiples of three month foreign exchange futures contracts that were to expire March 1999. Management's intent is to continue to repurchase these contracts (currently holding June 1999 expirations) as a hedge against the Swiss Franc on 5,000,000 Swiss Franc 5% bonds payable in February, 2002 and 1,100,000 Swiss Franc 7% bond payable in December 2003. The contract amount of foreign currency forwards at December 31, 1998 is $4,490,000. As these futures contracts are not for trading or speculative purposes, the Company has deferred the current loss of approximately $41,000 at December 31, 1998 until 2002 when the bond becomes due and a determination of the cumulative gain or loss is known. The net cash outlay at December 31, 1998 totaled $153,000. Future cash requirements will be determined by future foreign currency exchange rates. The potential loss for purchased foreign exchange option contracts is limited to the premium paid.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 16. PROPOSED PURCHASE OF MINORITY INTEREST STOCKHOLDER'S COMMON STOCK AND LIMITED PARTNERSHIP INTEREST

                  The Wendt-Bristol Health Services Corporation ("WBHSC") announced on June 23, 1998 that it is proceeding with plans to acquire the approximate 15% of the outstanding shares of Wendt-Bristol Diagnostics Company that it does not already own through a subsidiary (Wendt-Bristol Company).

                  Additionally, the Company announced plans to acquire all of the limited partnership interests in Wendt-Bristol Diagnostics Company L.P. Wendt-Bristol Diagnostics Company, a subsidiary of the Company, is the general partner.

                  Reference is hereby made to the respective preliminary Forms S-4, filed with the Securities and Exchange Commission concerning the issuance of preferred stock in exchange for the above interests. Amended Forms S-4 will be filed containing the updated information in this Form 10-K.

NOTE 17.          FINANCIAL STATEMENTS RESTATEMENT

                  The Company has changed its use of the "Consolidation Method" of accounting related to its interest as sole General Partner of Wendt-Bristol Diagnostics Co. L.P. and records the investment utilizing the "equity method" of accounting. Management reviewed its accounting policy for consolidation of the limited partnership and determined that while management significantly influences the partnership, it does not meet the criteria for consolidation. Prior year financial statements have been restated to reflect this determination. There is no effect on the net consolidated results of operations due to this determination. Such method does not effect the Company's previously determined net earnings or stockholders' equity. The "equity method", however, does change the individual components of the Consolidated Balance Sheets, Statements of Operations, Statements of Cash Flows and related financial information. All financial statements included herein have been restated to conform to this change.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 17.          FINANCIAL STATEMENTS RESTATEMENT (CONTINUED)

                  The audited financial information of Wendt-Bristol Diagnostics Co. L.P. that is subject to this restatement is as follows at December 31:

                                                                     1997          1996
                                                                     ----          ----

                    Current assets                              $  1,107,418 $    643,009
                    Property, plant and equipment, net of
                     accumulated depreciation                      4,227,612    3,792,908
                    Other non-current assets                         341,536    1,268,503
                                                                 -----------  -----------
                                                                $  5,676,566 $  5,704,420
                                                                 ===========  ===========

                    Liabilities                                 $  4,629,552 $  4,214,322
                    Equity                                         1,047,014    1,490,098
                                                                 -----------  -----------
                                                                $  5,676,566 $  5,704,420
                                                                 ===========  ===========

                    Service revenues                            $  4,142,908 $  4,217,924
                    Operating income                            $    198,674 $    648,266
                    Net income (loss)                           $  (155,400) $    404,728


                  The company's financial statements for the year ended December 31, 1997 have additionally been restated for temporary differences between financial statement and tax income in accordance with the liability method of reporting income taxes.

                  The effect of the restatement for the year ended December 31, 1997 is as follows:


                                                                AS PREVIOUSLY
                                                                   REPORTED     AS RESTATED
                                                                   --------     -----------
                    Consolidated Balance Sheet:
                     Deferred tax asset (liability)            $     137,400  $   (262,600)
                     Retained earnings (deficit)                  (1,337,483)   (1,737,483)

                    Consolidated Statement of Operations:
                     Income tax benefit (expense)                   (197,300)     (597,300)
                     Net income                                    1,781,613     1,381,613

                    Income per Common Share:
                     Basic                                     $        0.29  $       0.22
                     Diluted                                            0.26          0.21


                                       III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The following table and the text following the table set forth certain information with respect to the Directors and Executive Officers (being all of the Directors of the Company, except for Dr. Penn, Mr. Del Ponte and Mr. Levine) of the Company. Each Director serves until the next Annual Meeting of Stockholders of the Company and until his successor is elected and qualified, unless such Director resigns or dies prior thereto. Each Executive Officer serves at the pleasure of the Board.


                                NAME             AGE                CURRENT POSITIONS WITH COMPANY
                                ----             ---                ------------------------------
                    Marvin D. Kantor                70     Chairman of the Board, Director

                    Sheldon A. Gold                 56     President, Treasurer, Chief Executive Officer,
                                                           Director, member of Audit Committee

                    Reed A. Martin                  45     Executive Vice President, Chief Operating
                                                            Officer and Director

                    Harold T. Kantor                65     Vice Chairman of the Board, Director

                    Paul H. Levine                  58     Director, member of Audit Committee

                    Gerald M. Penn                  61     Director, Vice President of Medical Affairs
                                                            (1998)

                    Clemente Del Ponte              47     Director

                    Charles R. Cicerchi             39     Vice President of Finance, Principal Financial
                                                            and Accounting Officer

                    David E. Fernie                 51     Director, member of Audit Committee

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

                                      III-1

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. (CONTINUED)

                  Paul H. Levine has been a Director since January, 1990 and serves on the audit and stock option committee. He is President of Nichols and Levine Asset Management, Inc., a registered investment advisor. Mr. Levine is an attorney and a certified public accountant and has been active in venture capital, investment banking and financial consulting since 1972. He is also a Director of Learning Technologies, Inc., and Bio-Catalytic Enterprises, Inc.

                  Dr. Gerald M. Penn, M.D., Ph.D., was elected as a director on February 8, 1995 and became the Vice President of Medical Affairs of the Company on January 1, 1998. He serves on the stock option committee and also served on the audit committee through December 31, 1997. Dr. Penn was previously Chairman and Medical Director of the Department of Pathology at Grant Medical Center 1981-1996. Educated at The Ohio State University, Doctor Penn received his medical degree from the College of Medicine and a doctoral degree in biochemistry. He completed a pathology residency at University Hospital and postgraduate training at The Rockefeller University, New York, NY. He is board certified in clinical and anatomical pathology, immunopathology and hematopathology. He serves on the Board of Trustees of the Columbus Medical Association Foundation and is Secretary/Treasurer of that organization.

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

                  David E. Fernie was elected as a director of the Company on July 30, 1998 and is a member of the Audit Committee. He has been Professor of Education at Ohio State University since 1984. Prior to that, he was an Assistant Professor at the University of Houston. He received his Ed. D. from University of Massachusetts at Amherst and his Bachelors degree in political theory from Harvard College.

ITEM 11.        EXECUTIVE COMPENSATION

                  GENERAL. The following table sets forth the total annual compensation paid or accrued by the Company and its subsidiaries to or for the account of (i) the President (the chief executive officer) of the Company and (ii) for the Company's most highly compensated executive officers other than the chief executive officer who were serving as executive officers at December 31, 1998 and with respect to each of whom such compensation exceeded $100,000. The Chairman of the Board, Marvin D. Kantor, determines executive officer compensation including his own.


                                      III-2


                                            SUMMARY COMPENSATION TABLE
                                            --------------------------
                                                                               LONG-TERM
                                                                             COMPENSATION
                                                                             ---------------
                                                   ANNUAL COMPENSATION       AWARDS
                                                   -------------------       ------

                                                                              SECURITIES
                                                                             UNDERLYING
                            NAME AND                                         OPTIONS/         ALL OTHER
                       PRINCIPAL POSITION       YEAR          SALARY ($)     SARS (#)        COMP. ($)**
                       ------------------       ----          ----------     --------        -----------
                    Sheldon A. Gold             1998    $    175,384          25,000/0     $     60,176
                    President and Chief         1997         160,000              *              15,532
                    Executive Officer           1996         150,000          50,000/0              -

                    Marvin D. Kantor            1998         152,885              *              65,028
                    Chairman of the             1997         140,000              *              65,028
                    Board                       1996         130,000              *              75,866

                    Reed A. Martin              1998         104,519          25,000/0            4,644
                    Executive Vice
                    President and Chief
                    Operating Officer

                  --------------
                  *   Not applicable

                  ** Includes life insurance premiums paid by the Company for each of named persons (see Note 10 of the Notes to the Consolidated Financial Statements herein). For the fiscal year ended December 31, 1998, the amounts paid by the Company for the benefit of each of the named persons is:


                                            LIFE           MEDICAL
                    NAME                 INSURANCE       REIMBURSEMENT (A)       TOTAL
                    ----                 ---------       -----------------       -----
                    Sheldon A. Gold     $  31,064           $   29,112        $   60,176
                    Marvin D. Kantor       65,028                -                65,028
                    Reed A. Martin          4,644                -                 4,644

                    (A) Payments made by the Company that, other than for delinquency, would have been paid by the Company's medical plans.

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

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS


                                        NUMBER OF        % OF TOTAL
                                        SECURITIES      OPTIONS/SARS     EXERCISE
                                        UNDERLYING       GRANTED TO       OR BASE                  GRANT DATE
                                       OPTIONS/SARS     EMPLOYEES IN       PRICE     EXPIRATION     PRESENT
                          NAME         GRANTED (#)       FISCAL YEAR      ($/SH)       DATE        VALUE ($)
                          ----         -----------       -----------      ------       ----        ---------
                    Sheldon A. Gold      25,000/0          8.2%/0        1.3125     10/15/03   $         32,813
                    Reed A. Martin       25,000/0          8.2%/0        1.3125     10/15/03             32,813

                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
                  --------------------------------------------------------------------------------

                                                                                                    VALUE OF
                                                                                 NUMBER OF         UNEXERCISED
                                                                                UNEXERCISED       IN-THE-MONEY
                                                                              OPTIONS/SARS AT     OPTIONS/SARS
                                                                               FY-END-# SHRS       AT FY END-$
                                               SHARES                         ---------------     -------------
                                              ACQUIRED          VALUE          EXERCISABLE/       EXERCISABLE/
                                            ON EXERCISE        REALIZED        UNEXERCISABLE      UNEXERCISABLE
                                            -----------        --------        -------------      -------------
                    Sheldon A. Gold              0                0              75,000/0            $65,625
                    Reed A. Martin               0                0              35,000/0             13,125


                  All options held by Mr. Gold and Mr. Martin were exercisable at December 31, 1998. 50,000 options held by Mr. Gold and 10,000 options held by Mr. Martin were "in-the-money". American Stock Exchange reported quotations for the Common Stock of the Company on December 31, 1998, are: high, $1.3125; low $1.125; and close, $1.3125; such prices on March 1, 1999 are: high, $1.00; low, $.9375; and close, $1.00. The exercise price of the "in-the-money" options of Mr. Gold and Mr. Martin is $.875 and the options expire on May 23, 2001.



                                      III-4

                  STOCK OPTION PLAN. In 1983, the Company adopted an Incentive Stock Option Plan which was amended in 1989 and 1998 (as amended, the "Plan"). Pursuant to the Plan, the Company is authorized to grant stock options to purchase up to 500,000 shares of Common Stock of the Company, subject to anti-dilution provisions, to key personnel, including eligible directors, officers and employees of the Company. In the event that any option granted under the Plan shall terminate prior to its exercise in full for any reason, then the shares subject to the option not acquired by exercise of the option shall be added to the shares otherwise available for the grant of options under the Plan. Options granted under the Plan may be those intended to qualify as "incentive stock options", as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or those not intended so to qualify. At February 28, 1999, options to purchase an aggregate of 43,000 shares of Common Stock of the Company, subject to anti-dilution provisions, could still be granted under the Plan.

                  The Plan is currently administered by a Committee of the Board of Directors of the Company consisting of Messrs. Levine and Penn, which have the authority (except with respect to stock options to Non-Employee Directors which are mandated by the
                  Plan) to determine the grantees of the options, whether options granted are to be "incentive stock options" or non-incentive stock options except that Non-Employee Directors must receive non-incentive stock options, the number of shares to be covered by each option, the time at which each option is exercisable, the method of payment, and certain other provisions of the option. Options may be granted for a term not to exceed 10 years (five years with respect to a 10% stockholder) and are not transferable or assignable other than by will or the laws of descent and distribution.

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

                  SPLIT-DOLLAR INSURANCE POLICIES. The following table sets forth information as of December 31, 1998, concerning split-dollar insurance policies on the lives of the named persons in the Summary Compensation Table (1):

                                                  INITIAL FACE                          INSURANCE PREMIUMS
                                                   AMOUNT OF                           ADVANCED IN EXCESS OF
                    NAME OF INSURED (2)              POLICY              ISSUED           CASH VALUE (5)
                    -------------------              ------              ------           --------------
                    Marvin D. Kantor               $  1,500,000 (3)     06/08/92           $ 411,000
                    Sheldon A. Gold                     375,000 (4)     09/11/86              73,000
                    Reed A. Martin                      375,000 (3)     06/08/92              16,000

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

                  -------------------------

                  (1) See footnote to the Summary Compensation Table for information respecting Company premium payments for the fiscal year ended December 31, 1998.

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

                  All contributions of the participant vest immediately. Contributions of the Company vest in accordance with the number of Years of Service, as defined, of the participant with vesting of 20% after one year of Service and thereafter increasing by 20% increments for each Year so that after five years or more of Service, the Company's contributions become fully vested. Notwithstanding the foregoing, the Company's contributions fully vest upon the retirement, death, disability of a participant (all as defined in the 401(k)
                  Plan); or in the event that the 401(k) Plan is terminated in whole, or to the extent particular participants are affected thereby, in part.

                  The Trustee under the Plan, Merrill Lynch Trust Company, invests cash contributed or otherwise held under the Plan as it is instructed by the employee participants, who have the discretion of fund selection.

                  Distributions from the Plan are made available on a participant's retirement, death, disability, or the termination of employment for any reason other than the foregoing. Advance distributions on account of hardship may be made in limited circumstances as provided in the 401(k) Plan.

                  Payment of vested amounts are made in accordance with directions of the Committee, appointed by the Company to act under the 401(k) Plan, either in one lump sum payment or in annual cash installments over a period not to exceed 10 years.





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

                  In addition, Non-Employee Directors have been granted stock options under the Plan to purchase shares of Common Stock of the Company. "Non-Employee Directors" are defined in the Plan as Directors of the Company who are not also employees of the Company, who have served as Directors for twelve consecutive full months, and who at the end of such period are continuing to serve as Directors. The Plan also provides for a grant of additional stock options to each Director who received an option for 10,000 shares of Common Stock ("the Initial Option"), each of such additional options to provide for the purchase of an aggregate maximum of 1,000 shares of Common Stock of the Company at a price per share equal to the fair market value of the Common Stock of the Company on the date of grant, subject to anti-dilution provisions, one of such additional options to be granted on each successive anniversary of the date of grant of the Initial Option, provided that such Director continues on such anniversary to be a Non-Employee Director. Pursuant to the Second Amendment of the Stock Option Plan, on each fifth anniversary of receiving the initial 10,000 stock option, such Non-Employee director will receive an option for 10,000 shares instead of 1,000 shares. Each of the stock options set forth in the chart below are exercisable commencing on the date of grant and ending on the fifth anniversary of such date. None of the options set forth in the chart below have been exercised. All of the options are subject to anti-dilution provisions. The following table illustrates the options issued as discussed above.

                                               DATE OF      SHARES SUBJECT         OPTION
                    NON-EMPLOYEE DIRECTOR       GRANT         TO OPTION            PRICE
                    ---------------------       -----         ---------            -----
                    Paul H. Levine             07/11/94            1,000         $  0.6875
                    Paul H. Levine             07/11/95            1,000            0.4375
                    Paul H. Levine             07/11/96            1,000             0.875
                    Paul H. Levine             07/11/97            1,000            1.1875
                    Paul H. Levine             07/30/98           10,000             1.375
                    Gerald M. Penn             02/01/95           10,000             0.375
                    Gerald M. Penn             02/01/96            1,000             0.375
                    Gerald M. Penn             02/01/97            1,000             1.435
                    Gerald M. Penn             02/01/98            1,000              1.25
                    Clemente Del Ponte         10/16/98           10,000            1.3125







                                      III-8

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The table below presents as of February 28, 1999, certain information (1) with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities and
                  (2) as to each class of equity securities of the Company or any of its parents or subsidiaries, other than directors' qualifying shares, beneficially owned by each director and executive officer of the Company and by all directors and executive officers of the Company as a group.

                                                             AMOUNT AND NATURE AND          PERCENT
       TITLE OF CLASS                 NAME                 BENEFICIAL OWNERSHIP (1)       OF CLASS (2)
       --------------                 ----                 ------------------------       ------------
        Common Stock         Marvin D. Kantor                     888,120                    14.02%
                             Two Nationwide Plaza
                             Suite 760
                             Columbus, Ohio 43215

        Common Stock         Harold T. Kantor                     297,475 (3)                 4.69%

        Common Stock         Sheldon A. Gold                      131,375 (4)                 2.07%

        Common Stock         Reed A. Martin                        40,726 (5)                     -

        Common Stock         Charles R. Cicerchi                   30,416 (6)                     -

        Common Stock         Paul H. Levine                        14,500 (7)                     -

        Common Stock         Dr. Gerald M. Penn                    21,000 (8)                     -

        Common Stock         Clemente Del Ponte                   668,200 (9)                10.55%
                             Dollard House
                             Wellington Quay
                             Dublin 2 Ireland

        Common Stock         David E. Fernie                          200                         -

        Common Stock         All Directors and                  2,061,596 (10)               32.53%
                             Executive Officers
                             As a Group (7 persons)

        Common Stock         Gerald F. Schroer                    413,800 (11)                6.53%
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

                  -------------------
                  (Footnotes continued on following page)

                                      III-9

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  MHK Corp., of which Marvin D. Kantor and Harold T. Kantor are the sole shareholders, has incurred indebtedness to the Company. The largest amount of such indebtedness outstanding in 1998 was $796,561; 1997 was $799,718; and 1996 was
                  $809,435. During April 1999, the Company revised, effective January 1, 1999, all obligations due from MHK into a single promissory note ($790,600 at December 31, 1998) providing for monthly payments effective of $9,180, including interest at 7% per annum. Through February 28, 1999, interest of $7,000 had been received, leaving a principal balance of $790,600 and accrued interest of $2,200. The April 1999 revision of the obligations includes a commitment to achieve a current status by the end of 1999. Also, the Company has received additional collateral and a commitment from one of the principals, a Company officer and director, to provide personal payments of $3,000 per month toward the MHK obligation. Interest at 9% totaling $20,000, $68,328 and $61,823 has been charged, through December 31, 1998, 1997 and 1996, respectively.

                  A significant portion of this indebtedness arose, effective January 1, 1995 when the Company sold the operating assets of a subsidiary's retail liquor store and two lounges in Florida to MHK Corp. The purchase price was equivalent to the net book value of the net assets which totaled $574,949 as adjusted for certain 1995 transactions. The remainder of the debt is attributable to loans made to MHK Corp. for accrued interest and working capital in 1995 and 1996. Collateral for this indebtedness includes the operating assets of MHK Corp. and additional commercial real estate property owned by the Kantors in Dayton, Ohio (see Note 10C).

                  The President and CEO of the Company, Mr. Sheldon Gold, has incurred borrowings from the Company. The largest amount of such indebtedness outstanding in 1998 was $213,000; 1997 was $243,412; and 1996 was $243,412. On February 28, 1999, the
                  amount of such indebtedness was $196,600. No interest is paid or charged on such indebtedness. The President/CEO has granted collateral to the Company to enhance the realization of the indebtedness, in the form of stock in the Company and a residential mortgage. The loan is evidenced by a promissory note providing for minimum annual payments of $15,000, as amended (see Note 10C).

                  Certain executive officers and directors of the Company are limited partners owning less than an aggregate 10% interest in Wendt-Bristol Diagnostics Company L.P. A subsidiary of W-B is the general partner of Wendt-Bristol Diagnostics Company L.P.
                  -------------------
                  (Footnotes continued from previous Page)

                  (3) Includes 75,000 shares which Mr. Kantor may acquire by exercising options granted to him under the Company's Stock Option Plan.

                  (4) Includes 13,750 shares of Common Stock which Mr. Gold may acquire by exercising Warrants and 75,000 shares of common stock which Mr. Gold may acquire by exercising options granted to him under the Company's Stock Option Plan.

                  (5) Includes 1,100 shares of Common Stock which Mr. Martin may acquire by exercising Warrants and 35,000 shares of Common Stock which he may acquire by exercising options granted to him under the Company's Stock Option Plan.

                  (6) Includes 30,000 shares of Common Stock which Mr. Cicerchi may acquire by exercising options granted under the Company's Stock Option Plan.

                  (7) Includes 14,000 shares of Common Stock which Mr. Levine may acquire by exercising options granted under the Company's Stock Option Plan.

                  -------------------
                  (Footnotes continued on following page)




                                     III-10

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

                  (Footnotes continued from previous page)

                  (8) Includes 13,000 shares of Common Stock which Dr. Penn may acquire by exercising options granted under the Company's Stock Option Plan.

                  (9) Includes 10,000 shares of Common Shares which Mr. Del Ponte may acquire by exercising options granted to him under the Company's Stock Option Plan. The remainder of the shares are in the record name of McBridge Advisory, Ltd. of which Mr. Del Ponte is the managing director of said company.

                  (10) Includes 14,850 shares of Common Stock which may be acquired by exercise of Warrants and 222,000 shares which may be acquired by exercise of options granted under the Company's Stock Option Plan.

                  (11) Pursuant to a July 6, 1998 letter received from Mr. Schroer.

                  -------------------------






                                     III-11

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)      Documents filed as part of this Form 10-K:

                  1. Financial Statements. The following financial statements are included in Part II, Item 8:

                                                                                           PAGE
                                                                                           ----
                          Report of Independent Auditors                                  II-11

                          Consolidated Balance Sheets as of December                 II-12 and II-13
                           31, 1998 and 1997

                          Consolidated Statements of Operations for                       II-14
                           the years ended December 31, 1998, 1997
                           and 1996

                          Consolidated Statements of Comprehensive                        II-15
                           Income for the years ended December 31,
                           1998, 1997 and 1996.

                          Consolidated Statements of Stockholders'                        II-16
                           Equity for the years ended December 31,
                           1998, 1997 and 1996

                          Consolidated Statements of Cash Flow for                   II-17 and II-18
                           the years ended December 31, 1998, 1997
                           and 1996

                          Notes to Consolidated Financial Statements               II-19 through II-43

                  2. Financial Statement Schedules. The following financial statement schedules for the years ended December 31, 1998, 1997 and 1996 are included in Part IV:

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

         3. Exhibits Filed Under Item 601 of Regulation S-K. (Numbers assigned to the following correlate to those used in such Item 601).

            EXHIBIT
            NUMBER                                    DESCRIPTION
            ------                                    -----------

              2.1 Merger Agreement among the Wendt-Bristol Health Services Corporation, Wendt-Bristol Acquisition, Inc. and Wendt-Bristol Diagnostics Company dated September 25, 1998 filed as Exhibit 2.1 to Form S-4 filed February 5, 1999 and incorporated herein by reference pursuant to Rule 411(c).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

       (a)      Documents filed as part of this Form 10-K: (Continued)

                  3. Exhibits Filed Under Item 601 of Regulation S-K. (Numbers assigned to the following correlate to those used in such Item 601). (Continued)

                              EXHIBIT
                              NUMBER                     DESCRIPTION
                              ------                     -----------
                                2.2       Merger Agreement among the
                                          Wendt-Bristol Health Services
                                          Corporation, Wendt-Bristol Acquisition
                                          LLC and Wendt-Bristol Diagnostics
                                          Company L.P. dated September 25, 1998
                                          filed as Exhibit 2.2 to Form S-4 filed
                                          February 5, 1999 and incorporated
                                          herein by reference pursuant to Rule
                                          411(c).

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

                                4.4       The Wendt-Bristol Health Services
                                          Corporation Terms of Series 1
                                          Cumulative Dividend Convertible
                                          Preferred Stock. Files as Exhibit 4 to
                                          Company registration statement on Form
                                          S-4 (Reg. No. 333-64423, filed
                                          February 5, 1999) and incorporated
                                          herein by reference pursuant to Rule
                                          411(c).

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

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (
             CONTINUED)

           (a)        Documents filed as part of this Form 10-K: (Continued)

                      3. Exhibits Filed Under Item 601 of Regulation S-K. (Numbers assigned to the following correlate to those used in such Item 601) (Continued)


                              EXHIBIT
                               NUMBER                   DESCRIPTION
                               ------                   -----------
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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

          (a)      Documents filed as part of this Form 10-K: (Continued)

                   3. Exhibits Filed Under Item 601 of Regulation S-K. (Numbers assigned to the following correlate to those used in such Item 601) (Continued)

                              EXHIBIT
                               NUMBER                    DESCRIPTION
                               ------                    -----------
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

                                 21       List of Subsidiaries

                                 27       EDGAR Financial Data Schedule

          (b) Reports on Form 8-K filed during last fiscal (calendar) quarter of 1998:

                   (1) Report dated December 7, 1998 related to the sale of Series 2 Bonds pursuant to Regulation S.

                                                                     SCHEDULE II

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




           COLUMN A                             COLUMN B        COLUMN C            COLUMN D       COLUMN E
----------------------------------           -------------    -------------       ------------    ----------
                                                               ADDITIONS
                                                               ---------
                                               BALANCE AT      CHARGED TO                           BALANCE
                                                BEGINNING       COSTS AND                            AT END
                                                OF PERIOD       EXPENSES           DEDUCTIONS       OF PERIOD
                                                ---------       --------           ----------       ---------
 December 31, 1998
   Reserve deducted from asset to
    which it applies:
     Allowance for doubtful trade
      accounts                                $   101,000    $   208,238       $  (a)  82,237     $  227,000
   Valuation allowance for deferred
    tax assets                                $     -        $     -           $        -         $     -
 December 31, 1997
   Reserve deducted from asset to
    which it applies:
     Allowance for doubtful trade
      accounts                                $    90,000    $    58,000       $  (a)  47,000     $  101,000
   Valuation allowance for deferred
    tax assets                                $   200,000    $     -           $      200,000     $     -

 December 31, 1996
   Reserve deducted from asset to
    which it applies:
     Allowance for doubtful trade
      accounts                                $   264,700    $    65,480       $   (a)240,180     $   90,000
   Valuation allowance for deferred
    tax assets                                $   400,000    $     -           $      100,000     $  300,000

=====================================================================================================================

Notes:   (a)  Write-off of uncollectible amounts

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE WENDT-BRISTOL HEALTH SERVICES CORPORATION (Registrant)

April 15, 1999                By: /s/ Sheldon A. Gold
--------                          -------------------------------
                                  Shelton A. Gold
                                  President


                               By: /s/ Charles R. Cicerchi
April 15, 1999                    -------------------------------
--------                          Charles R. Cicerchi
                                  Vice-President, Finance and Principal
                                  Financial and Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            SIGNATURE                            TITLE                     DATE
            ---------                            -----                     ----
 /s/   Marvin D. Kantor                  Chairman of the Board and
    -------------------------------      Director                           April 15, 1999
 Marvin D. Kantor


 /s/   Harold T.  Kantor                 Vice Chairman of the Board         April 15, 1999
   --------------------------------      and Director
  Harold T. Kantor


 /s/   Sheldon A. Gold                   President (Principal Executive     April 15, 1999
 ----------------------------------      Officer) and Director
 Sheldon A. Gold


 /s/   Reed A. Martin                    Executive Vice President, Chief    April 15, 1999
 ----------------------------------      Operating Officer and Director
 Reed A. Martin

 /s/   Paul H. Levine                     Director                          April 15, 1999
 ---------------------------------
 Paul H. Levine

 /s/   Gerald M. Penn                    Director                           April 15, 1999
 ---------------------------------
 Gerald M. Penn


                                         Director                           ________, 1999
----------------------------------
 Clemente Del Ponte

 /s/ David E. Fernie                     Director                           April 15, 1999
 ---------------------------------
 David E. Fernie