Form 10-Q
period 1999-03-31
WENDT BRISTOL HEALTH SERVICES CORP
filed 1999-05-20
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------


         For Quarter Ended March 31, 1999 Commission file number 0-11656


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

                            Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

EACH OF THE FOLLOWING CLASSES ARE REGISTERED ON THE AMERICAN STOCK EXCHANGE.

          Class                                  Outstanding at April 30, 1999
          -----                                  -----------------------------
 Common Stock, par value                                 6,050,629
  $.01 per share

 Common Stock Purchase Warrants                          --       (1)


(1) All warrants expired on May 1, 1999.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------




                                    I N D E X



Part I                                                                 Page No.
------                                                                 --------

Financial Statements:

          Consolidated Balance Sheets - March 31, 1999 (Unaudited)
          and December 31, 1998                                           3-4

          Consolidated Statements of Operations (Unaudited)
          Three Months Ended March 31, 1999 and 1998                       5

          Consolidated Statements of Comprehensive Income (Unaudited)
          Three Months Ended March 31, 1999 and 1998                       6

          Consolidated Statements of Cash Flow (Unaudited)
          Three Months Ended March 31, 1999 and 1998                      7-8

          Notes to Consolidated Financial Statements                      9-13

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      14-18


Part II
-------
          Other Information                                                19
          Signatures                                                       19


Exhibits:
          Exhibit 27 EDGAR Financial Data Schedule                         20

                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                               AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   AS AT MARCH 31, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                             March 31        December 31
                                                               1999             1998
                                                           ------------     ------------
                                                           (Unaudited)
Current assets:
    Cash                                                   $      2,976     $    577,317
                                                           ------------     ------------
    Restricted cash                                             197,396          230,347
                                                           ------------     ------------
    Receivables:
        Trade, net of allowance for doubtful
             accounts of $227,000 (March and December)        1,304,299        1,009,486
        Notes receivable                                        150,000          236,353
        Miscellaneous                                         1,065,497        1,196,056
                                                           ------------     ------------
                                                              2,519,796        2,441,895
                                                           ------------     ------------

    Inventories                                                  15,994           22,816
    Prepaid expenses and other                                  159,804          143,516
                                                           ------------     ------------
        Total current assets                                  2,895,966        3,415,891
                                                           ------------     ------------

Property, plant and equipment, at cost                       10,828,500       10,680,870
    Less: Accumulated depreciation and
        amortization                                         (2,038,534)      (1,864,752)
                                                           ------------     ------------
                                                              8,789,966        8,816,118
                                                           ------------     ------------
Investments and other assets:
    Securities available for sale, at market                       --             52,500
    Notes and other receivables, net of current portion         160,552          149,201
    Notes receivable from officers, employees and
        related parties, net of amounts payable                 938,717        1,013,658
    Life insurance premiums receivable                          829,689        1,095,135
    Investment and related advances, net                      5,015,466        4,663,780
    Excess of cost over assets of businesses
        and subsidiaries acquired, less amortization            337,259          340,895
    Deferred charges                                            734,148          599,249
    Deferred income taxes                                       161,600             --
    Other assets                                                 74,105           71,807
                                                           ------------     ------------
        Total investments and other assets                    8,251,536        7,986,225
                                                           ------------     ------------
                                                           $ 19,937,468     $ 20,218,234
                                                           ============     ============


                                   (Continued)


 The accompanying notes are an integral part of the financial statements.

                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

                   AS AT MARCH 31, 1999 AND DECEMBER 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           March 31      December 31
                                                             1999            1998
                                                        ------------     ------------
                                                         (Unaudited)
Current liabilities:
    Accounts payable                                     $  1,763,429     $  1,768,848
    Accrued expenses and other liabilities:
        Salaries and wages                                    171,086          142,862
        Taxes, other than federal income taxes                416,907          248,041
        Interest                                              123,820          120,921
        Other                                                 336,426          171,937
    Longterm obligations classified as current                718,892          487,535
                                                         ------------     ------------
         Total current liabilities                          3,530,560        2,940,144
                                                         ------------     ------------

Longterm obligations, less amounts classified
   as current                                              10,914,637       11,014,477
                                                         ------------     ------------

Deferred income taxes                                             --           132,300
                                                         ------------     ------------
        Total liabilities                                  14,445,197       14,086,921
                                                         ------------     ------------

Minority interests                                            557,103          611,390
                                                         ------------     ------------

Stockholders' equity:
    Preferred stock: $10 ,stated value
        authorized: 500,000 shares
        issued: none (Note 10)
    Common stock: $.01 par;
        authorized: 12,000,000 shares
        issued: 8,248,480 shares                               82,485           82,485
    Capital in excess of par                               10,261,371       10,260,927
    Net unrealized gains (losses)
        on securities available for sale, net of tax              --           (83,709)
    Retained earnings (deficit)                            (2,665,752)      (2,012,237)
                                                         ------------     ------------
                                                            7,678,104        8,247,466
    Treasury stock, at cost, 2,079,901 shares (March)
        and 2,067,254 shares (December)                    (2,742,936)      (2,727,543)
                                                         ------------     ------------
        Total stockholders' equity                          4,935,168        5,519,923
                                                         ------------     ------------

                                                         $ 19,937,468     $ 20,218,234
                                                         ============     ============



 The accompanying notes are an integral part of the financial statements.

                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                                                                        Three Months Ended March 31
                                                                        ---------------------------
                                                                           1999             1998
                                                                        -----------     -----------
Revenues:
   Net sales                                                            $       --      $   286,987
   Service income                                                         1,940,383       1,241,594
                                                                        -----------     -----------
                                                                          1,940,383       1,528,581
                                                                        -----------     -----------
Costs and expenses:
   Cost of sales                                                                --          179,194
   Selling, general and administrative
       expenses, net                                                      2,134,432       1,433,059
   Depreciation                                                             173,865          59,577
                                                                        -----------     -----------
                                                                          2,308,297       1,671,830
                                                                        -----------     -----------

Operating loss                                                             (367,914)       (143,249)

Other income (expense):
   Minority interest in affiliates, net of tax                               54,287          (3,728)
   Equity in earnings (losses) of affiliates                                (47,545)         46,046
   Interest expense                                                        (193,818)        (19,156)
   Other, net                                                               (80,438)         10,760
                                                                        -----------     -----------
                                                                           (267,514)         33,922
                                                                        -----------     -----------

Loss before income taxes                                                   (635,428)       (109,327)
Income tax benefit (expense)                                                216,000           1,600
                                                                        -----------     -----------

Loss before cumulative effect of a change in accounting principle          (419,428)       (107,727)
Cumulative effect of writing off startup costs, net of tax                 (234,087)
                                                                        -----------     -----------

Net loss                                                                $  (653,515)    $  (107,727)
                                                                        ===========     ===========

Loss per common share  basic and diluted: (Note 6)
   Loss before cumulative effect of a change in accounting principle    $     (0.07)    $     (0.02)
                                                                        -----------     -----------
   Cumulative effect of writing off startup costs, net of tax                 (0.04)            --
      Net loss                                                          $     (0.11)    $     (0.02)
                                                                        ===========     ===========
Weighted average shares outstanding:

   Basic                                                                  6,056,255       6,138,609
                                                                        ===========     ===========
   Diluted                                                                6,056,255       6,138,609
                                                                        ===========     ===========


The accompanying notes are an integral part of the financial statements.

                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                               AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                                                             Three Months Ended March 31
                                                             ---------------------------
                                                                1999           1998
                                                              ---------     ---------
Loss before cumulative effect of a change in
     accounting principle                                     $(419,428)    $(107,727)

Add:
  Unrealized gain for quarter on securities available
  for sale, net of tax                                           24,549           --

  Reclassification adjustment for losses
       included in net loss, net of tax                          59,160           --
                                                              ---------     ---------

Comprehensive loss before cumulative effect of a
     change in accounting principle                            (335,719)     (107,727)

Cumulative effect of writing off startup costs, net of tax     (234,087)          --
                                                              ---------     ---------
Comprehensive loss                                            $(569,806)    $(107,727)
                                                              =========     =========





The accompanying notes are an integral part of the financial statements.

                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                                                                            Three months ended March 31
                                                                            ---------------------------
                                                                                1999            1998
                                                                            ---------------------------
Cash flows from operating activities:
   Net income (loss)                                                        $  (653,515)    $  (107,727)
                                                                            -----------     -----------
   Adjustments required to reconcile net income
     to net cash provided by operating activities:
       Amortization, depreciation and other, net                                177,501          63,213
       Provision for losses on notes and accounts receivable                      4,131          27,860
       Provision for deferred income taxes                                     (337,000)
       Loss on disposition of assets                                             89,560
       Minority interest in earnings (losses) of consolidated affiliates        (54,287)          3,728
       Equity in net losses (earnings) of unconsolidated affiliates              47,545         (46,046)
       Changes in assets and liabilities:
          Receivables                                                           458,615       1,010,947
          Merchandise inventories                                                 6,822           1,887
          Prepaid expenses and other current assets                              (6,645)        (12,170)
          Accounts payable                                                       (5,419)       (208,039)
          Accrued expenses and other liabilities                                364,478        (424,278)
          Deferred charges and other                                           (137,195)       (245,773)
                                                                            -----------     -----------
   Total adjustments                                                            608,106         171,329
                                                                            -----------     -----------
Net cash provided by (used in) operating activities                             (45,409)         63,602
                                                                            -----------     -----------

Cash flows from investing activities:
   Proceeds from the sale of assets                                              89,748
   (Increase) decrease in notes receivable                                       75,002         (15,915)
   Investment and advances to affiliates                                     (1,026,231)       (725,680)
   (Increase) decrease in receivable due from related parties
     and former affiliates, net                                                 265,387          (2,457)
   Utilization of or (deposit to) restricted cash                                32,951          (9,426)
   Capital expenditures                                                         (74,253)        (56,966)
                                                                            -----------     -----------
Net cash used in investing activities                                          (637,396)       (810,444)
                                                                            -----------     -----------

Cash flows from financing activities:
   Treasury stock purchased                                                     (24,592)       (131,927)
   Proceeds from officer loan                                                   105,000          50,000
   Principal payments of officer loan                                           (30,000)
   Principal payments of longterm obligations                                   (64,915)        (70,356)
   Proceeds from longterm obligations                                           122,971         288,496
                                                                            -----------     -----------
Net cash provided by financing activities                                       108,464         136,213
                                                                            -----------     -----------

Net decrease in cash                                                           (574,341)       (610,629)

Cash at beginning of period                                                     577,317         625,109
                                                                            -----------     -----------
Cash at end of period                                                       $     2,976     $    14,480
                                                                            ===========     ===========

                                   (Continued)


 The accompanying notes are an integral part of the financial statements.

                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                               AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                                                                   Three months ended March 31
                                                                   ---------------------------
                                                                        1999          1998
                                                                     ---------     ---------
Cash paid during the nine months for:
   Interest, net of interest income                                  $ 190,919     $  23,256
   Income taxes                                                      $     --      $     --
Supplemental disclosures of noncash
investing and financing activity:
   A subsidiary and a partnership, of which the subsidiary is the managing general partner, purchased equipment which was
   financed by entering into installment finance agreements
     Increase in equipment cost, net                                 $  73,461     $ 804,447
     Increase in longterm obligations                                  (73,461)     (804,447)

 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  MANAGEMENT'S REPRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal adjustments, cumulative effect of change in accounting principle re start-up costs and recurring accruals) necessary to present fairly The Wendt-Bristol Health Services Corporation ("Wendt-Bristol" or "Company") and subsidiaries consolidated financial position as at March 31, 1999 and December 31, 1998 and the consolidated results of its operations for the three months ended March 31, 1999 and 1998 as well as the cash flows for the respective three months. The results of operations for any interim period are not necessarily indicative of results for the full year. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THE WENDT-BRISTOL ANNUAL REPORT FILED AS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, WHICH IS HEREBY INCORPORATED BY REFERENCE.

2.  FINANCIAL STATEMENTS RESTATEMENT

         The Company has changed its use of the "Consolidation Method" of accounting related to its interest as sole General Partner of Wendt-Bristol Diagnostics Co. L.P. and records the investment utilizing the "equity method" of accounting. Management reviewed its accounting policy for consolidation of the limited partnership and determined that while Management significantly influences the partnership, it does not meet the criteria for consolidation. Prior year interim financial statements have been restated to reflect this determination. There is no affect on the net consolidated results of operations due to this determination. Such method does not effect the Company's previously determined net earnings or stockholders' equity. The "equity method", however, does change the individual components of the Consolidated Balance Sheets, Statements of Operations, Statements of Cash Flows and related financial information. All financial statements included herein have been restated to conform to this change.

3.  WRITE-OFF OF START-UP COSTS

         On April 3, 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-up Activities" which states that the costs of start-up activities, including organization costs, should be expensed as incurred. Implementation of SOP 98-5 is required for financial statements issued for fiscal years beginning after December 15, 1998 with the initial application of this SOP being reported as a cumulative effect of a change in accounting principle. The Company adopted the provisions of the SOP in its financial statements as of January 1, 1999. The cumulative effect of the adoption of SOP 98-5 was a charge to earnings of $355,087 net of taxes of $121,000 for the quarter ended March 31, 1999.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


4.  INCOME TAXES

         Federal, state and local taxes are summarized as follows:

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       1999             1998
                                                       ----             ----
Federal taxes:
  Current expense (benefit)                         $    --           $  (3,000)
   Deferred expense (benefit)                        (216,000)             --

State and local taxes:
  Current expense                                        --               1,400
                                                    ---------         ---------
Total expense (benefit)                             $(216,000)        $  (1,600)
                                                    =========         =========

5.  STOCKHOLDERS' EQUITY

         At March 31, 1999 there were 414,538 Common Stock purchase warrants outstanding, exercisable at $3.75 per warrant. Each warrant, upon exercise, provided two and three quarters (2 3/4) shares of the Company's common stock and a Series II warrant exercisable for two shares at $3.00/share. The Warrants' expiration dates, as amended by the Board of Directors in April 1998, are May 1, 1999 for the initial Warrant and May 1, 2000 for the Series II Warrants. The Board of Directors elected to allow the warrants to expire on May 1, 1999 and the Series II warrants to expire on May 1, 2000. There were no warrants exercised during the three months ended March 31, 1999.

6.  EARNINGS PER SHARE

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

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
              -----------------------------------------------------

6.  EARNINGS PER SHARE (CONTINUED)

                                                           Three Months Ended
                                                           ------------------
                                                                 March 31,
                                                                 ---------
                                                           1999             1998
                                                           ----             ----
Income (loss) before cumulative effect
   of a change in accounting principle               $  (419,428)       $  (107,727)

Cumulative effect of writing off
   start-up costs, net of tax                           (234,087)              --

 Effect of dilutive 5.5% convertible
   bond, net of tax                                         --                 --
                                                     -----------        -----------
Income (loss) available to common stockholders
  and assumed conversions                            $  (653,515)       $  (107,727)
                                                     ===========        ===========

Shares:

Weighted average shares (basic)                        6,056,255          6,138,609
  Effect of dilutive securities
         Options                                            --                 --
         Warrants                                           --                 --
         Convertible Debt                                   --                 --
                                                     -----------        -----------
Diluted weighted average shares                        6,056,255(1)       6,138,609(1)
                                                     ===========        ===========

Income (loss) per common share-basic and diluted:
    Income (loss) before cumulative effect of
    a change in accounting principle                 $      (.07)       $      (.02)

    Cumulative effect of writing off start-up
    costs, net of tax                                $       (04)       $      --
                                                     -----------        -----------

    Net income (loss)                                $      (.11)       $      (.02)
                                                     ===========        ===========

         (1) At March 31, 1999 and 1998, all potential common stock options, warrants, and options associated with convertible debt were excluded because their exercise would be anti-dilutive due to the net loss.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

7.  UNCONSOLIDATED AFFILIATES/MINORITY INTEREST

Unaudited financial information of the affiliates which are accounted for by the equity method is summarized below:

COMBINED BALANCE SHEETS

                                                March 31, 1999   December 31, 1998
                                                --------------   -----------------
Current assets                                   $  2,484,320      $  2,298,676
Property, plant and equipment
  net of accumulated depreciation                  10,487,487        10,483,313
Other non-current assets                              317,410           704,639
                                                 ------------      ------------
Total assets                                     $ 13,289,217      $ 13,486,628
                                                 ============      ============

Liabilities                                      $ 13,118,812      $ 12,415,875
Equity                                                170,405         1,070,753
                                                 ------------      ------------
Total liabilities and equity                     $ 13,289,217      $ 13,486,628
                                                 ============      ============

COMBINED STATEMENTS OF OPERATIONS

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1999              1998
                                                     ----              ----
Service revenues                                 $  1,914,512      $  1,602,802
Operating income (loss)                          $   (273,678)     $     77,424
Income (loss) before cumulative effect
  of a change in accounting principle            $   (472,832)     $    (70,088)
Cumulative effect of writing off
 start-up costs                                  $   (427,516)     $       --
Net income (loss)...@100%                        $   (900,348)     $    (70,088)


As a result of the limited liability companies being taxed as partnerships for Federal income tax purposes, there is no tax provided for earnings. See Note 4. Income Taxes.

8.  MARKETABLE SECURITIES

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. At the beginning of the period, marketable securities were classified as available-for-sale and were carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity. During the quarter the securities were sold and the realized loss of approximately $90,000 is included in the caption Other Expense in the Consolidated Statements of Operations.

   (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


9.  NEW ACCOUNTING PRONOUNCEMENTS

         Effective for fiscal years beginning after June 15, 1999 (one-year delay pending), FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires the recording of deferred gains or losses on foreign currency hedge transactions as a component of comprehensive income. Such cumulative, net deferred gains/(losses) are recognized in the statements of operations at the time of finalizing the underlying transaction. At March 31, 1999 the Company has deferred approximately $369,000 of losses on the foreign currency hedges ($244,000 net of tax).


10. PROPOSED PURCHASE OF MINORITY INTEREST STOCKHOLDER'S COMMON STOCK AND LIMITED PARTNERSHIP INTERESTS

         The Wendt-Bristol Health Services Corporation ("WBHSC") announced on June 23, 1998 that it is proceeding with plans to acquire the approximate 15% of the outstanding shares of Wendt-Bristol Diagnostics Company that it does not already own through a subsidiary (Wendt-Bristol Company).

         Additionally, the Company announced plans to acquire all of the limited partnership interests in Wendt-Bristol Diagnostics Company, L.P. Wendt-Bristol Diagnostics Company, a subsidiary of the Company, is the general partner.

         The Company has filed amended preliminary Forms S-4, with the Securities and Exchange Commission concerning the issuance of preferred stock in exchange for the above interests. Such Registration Statements have not become effective.



         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: REFERENCE SHOULD BE MADE TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS HEREIN.

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in other documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

FINANCIAL CONDITION

Management continues to position the Company to focus on continuing the aggressive expansion of its Diagnostic and Radiology business, including radiation therapy. During December 1998 the Company sold its remaining retail pharmacy in order to concentrate on its core business. In October 1998 the Company opened its fourth diagnostic center which is located on Jasonway Avenue in Columbus, Ohio. This 21,000 square foot medical complex includes the Company's second radiation oncology facility as well as an advanced diagnostic center that includes the first Positron Emission Tomography (PET) scanning unit in Central Ohio and a full nuclear medicine department.

The Company, through a subsidiary, is scheduled to open its fifth center in May 1999. The Women's Health Center is located in a newly constructed addition to its facility on Kenny Road in Columbus, Ohio. This 7,500 square foot center will focus on women's health and imaging services and will include an outpatient surgical suite for breast surgery.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

Working capital decreased approximately $1,110,000 from $476,000 at December 31, 1998 to a deficit of $634,000 at March 31, 1999. Current assets decreased approximately $520,000 due mostly from a decrease in cash of approximately $574,000. The decrease in cash is due to supporting the new centers while they are in a start-up mode (start-up costs are expensed for financial statement presentation - See Note 3). Current liabilities increased approximately $590,000, due primarily from increases in accrued taxes ($169,000), accrued other expenses ($164,000) and current portion of long-term debt. The increases in taxes and other expenses are primarily due from the strains of operating in a start-up mode while the increase in current portion of long-term debt is due to increased principal payment schedules during 1999 as a result of the addition of equipment for the new centers.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position has diminished in the first quarter with a working capital deficit of $634,000 at March 31, 1999. The Company has a $400,000 lease line of credit available to finance equipment and furniture for the new Women's Health Center. In addition, the Company and its subsidiaries, limited partnership, and limited liability companies, have committed to certain equipment upgrades or acquisitions that will be financed either through the current equipment financing relationship or through vendor programs. As of March 31, 1999, the cost of such equipment currently on order and expected to be installed in the second quarter is approximately $750,000.

Cash decreased approximately $574,000 during the first quarter of 1999. Cash used in operations was approximately $45,000 while cash used in investing activities was $637,000. The major use of cash in investing activities was the investment and advances to affiliates with start-up operations ($1,026,000). These unconsolidated affiliates required cash during the first quarter of 1999 and will continue to need additional support in the second quarter.

During October 1998, the Company, along with a partner, completed construction of a major 31,000 square foot, two-building center including radiology, nuclear medicine, cytology, radiation therapy, Positron Emission Tomography (the first PET scanner in Central Ohio), and a therapy and rehab center. A subsidiary of the Company has a 22-1/2% interest and management control and responsibility in the radiation therapy, and 100% ownership in the radiology, PET and nuclear medicine operations. In addition, the Company, through a subsidiary, is scheduled to open a Women's Health Center in the second quarter of 1999, which will focus on women's health and imaging services and will include an outpatient surgical suite for breast surgery.

Management believes that present resources will meet anticipated requirements for operations of the business. Other than as indicated above, there are no further material commitments for capital expenditures.
         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS 1999 VS. 1998

Consolidated pre-tax earnings/(loss), before the cumulative effect of a change in accounting principle-write off of start-up costs and exclusive of depreciation of $173,900 and interest of $193,800, was $(267,700) in 1999 as compared to $(30,500) (exclusive of $59,600 of depreciation and $19,200 of interest) in the first quarter of 1998. The Company does not believe that the results of the first quarter are indicative of the full year results. The focus on the expansion of Diagnostic and Radiology, including radiation therapy, along with the economies of size and cost control are expected to generate profits upon the completion of the start-up mode later in 1999. The new medical complex located on Jasonway Avenue in Columbus was completed in October 1998. This major facility includes the Company's second Radiation Oncology facility as well as an advanced Diagnostic Center including the first Positron Emission Tomography
(PET) scanning unit in Central Ohio. The Company also anticipates the opening of its Women's Health Center on Kenny Road in the second quarter of 1999.

Consolidated revenues from operations for the three months ended March 31, 1999 increased approximately $412,000 or 26.9% from the same period in 1998. Net sales decreased $287,000 or 100.0% while service revenues increased $699,000 or 56.3%. The decline in net sales is due to the December 31, 1998 sale of the Company's last pharmacy while the increase in service revenues is attributable to increased diagnostic volumes due to the opening of two centers during 1998.

Cost of sales decreased approximately $179,000 or 100.0% for the three months ended March 31, 1999 due to the sale of the pharmacy during 1998.

Selling, general and administrative expenses increased approximately $701,000 or 48.9% for the quarter ended March 31, 1999 as compared to the comparable period in 1998. The increase is mostly due to the opening of two diagnostic centers during 1998 and the expansion of the Company's mobile mammography division.

Interest expense for the three months ended March 31, 1999 increased approximately $175,000 as compared to the same period in 1998. The increase is due to the increased amount of debt attributable to the addition of equipment at the two new diagnostic centers.

YEAR 2000 COSTS

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

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                    WENDT-BRISTOL HEALTH SERVICES CORPORATION
                    -----------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 COSTS (CONTINUED)

The Company has conducted a preliminary assessment of its computer systems to identify items that could be impacted by the Year 2000 issue and formulated the following course of action. The Company will begin reviewing its non-information technology systems in mid-1999. Although the Company does not anticipate that non-information technology systems will pose a major problem, as its reliance on such systems is relatively small; non-information technology systems are more difficult to evaluate and repair than information technology systems and may require replacement. The Company has already begun its review of its information technology systems and will make necessary software upgrades in 1999. In addition, the Company has been separately evaluating its accounting software and is currently in the process of implementing a new system with implementation anticipated to be completed during the third quarter of 1999. Total cost of the conversion is expected to be approximately $45,000.

The Company has already begun assessing the Year 2000 readiness of those third parties that could have a material impact on the Company's operations. The Company began sending Year 2000 questionnaires to these third parties in late 1998 with the intent to evaluate the steps these parties have taken to assess and remedy their Year 2000 problems. The Company is in the process of evaluating these questionnaires. The area in which the Company is most dependent on third parties is technical equipment and accounts receivable. Most of the equipment is from major vendors who have already made assurances of Year 2000 compliance. The vast majority of the Company's account receivables are paid through both private and public insurance programs. Since these organizations are either governmental in nature or heavily regulated by the government, the Company is confident that they either are or will shortly be Year 2000 compliant. Nonetheless, the Company has begun evaluating the readiness of these organizations as discussed above.

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

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                    WENDT-BRISTOL HEALTH SERVICES CORPORATION
                    -----------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 COSTS (CONTINUED)

The Company will utilize both internal and external resources to reprogram or replace and test all of its software. The Company estimates that it will cost $5,000 to evaluate, reprogram and replace equipment and software to ensure Year 2000 compliance, of which all $5,000 will likely be spent on outside consultants. In addition, as discussed above, the Company estimates a cost of approximately $45,000 to replace its existing accounting system. Such costs are being financed through an existing line of credit.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
               FORM 10-Q     FOR THE QUARTER ENDED MARCH 31, 1999
               ---------     ------------------------------------

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
                  27       -EDGAR Financial Data Schedule

         (b)  Reports on Form 8-K
                  (2) Report dated January 27, 1999 relating to the Company's change to the equity method of accounting for its interest as sole general partner of Wendt-Bristol Diagnostics Company L.P.

                  (3) Report dated April 9, 1999 relating to the sale of Series 2 Bonds (400,000 Swiss francs) pursuant Regulation S.

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


                               THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                               ---------------------------------------------
                               (Registrant)


         May 20, 1999                 By:      /s/ Sheldon A. Gold
                                               -------------------
                                               Sheldon A. Gold
                                               President
                                               (Principal Executive Officer)



         May 20, 1999                 By:      /s/ Charles R. Cicerchi
                                               -----------------------
                                               Charles R. Cicerchi
                                               Vice-President, Finance
                                              (Principal Financial and
                                               Accounting Officer)