Form 10-Q
period 1999-06-30
WENDT BRISTOL HEALTH SERVICES CORP
filed 1999-08-23
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------


     For Quarter Ended June 30, 1999         Commission file number 0-11656


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

                            Yes [X] No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

EACH OF THE FOLLOWING CLASSES ARE REGISTERED ON THE AMERICAN STOCK EXCHANGE.

               Class                                   Outstanding at July 31, 1999
               -----                                   ----------------------------

      Common Stock, par value                                 6,037,029
        $.01 per share

      Common Stock Purchase Warrants                            -    (1)


      (1) All warrants expired on May 1, 1999.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
                  ---------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------




                                    I N D E X

Part I                                                                           Page No.
------                                                                           --------

Financial Statements:

          Consolidated Balance Sheets - June 30, 1999 (Unaudited) and                3-4
          December 31, 1998

          Consolidated Statements of Operations (Unaudited) Three and Six            5
          Months Ended June 30, 1999 and 1998

          Consolidated Statements of Comprehensive Income (Unaudited) Three          6
          and Six Months Ended June 30, 1999 and 1998

          Consolidated Statements of Cash Flow (Unaudited) Six Months Ended          7-8
          June 30, 1999 and 1998

          Notes to Consolidated Financial Statements                                 9-14

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                      15-19


Part II
-------
          Other Information                                                          20
          Signatures                                                                 21


Exhibits:
          Exhibit 27 EDGAR Financial Data Schedule                                   22


                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    AS AT JUNE 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                         June 30               December 31
                                                                          1999                     1998
                                                                       ----------               ----------
                                                                       (Unaudited)
 Current assets:
    Cash                                                             $    240,903             $    577,317
                                                                       ----------               ----------
    Restricted cash                                                       131,671                  230,347
                                                                       ----------               ----------
    Receivables:
          Trade, net of allowance for doubtful accounts
               of $215,000 (June) and $227,000 (December)               1,654,978                1,009,486
          Notes receivable                                                     --                  236,353
          Miscellaneous                                                   977,291                1,196,056
                                                                       ----------               ----------
                                                                        2,632,269                2,441,895
                                                                       ----------               ----------

    Inventories                                                            16,014                   22,816
    Prepaid expenses and other                                            150,608                  143,516
                                                                       ----------               ----------
          Total current assets                                          3,171,465                3,415,891
                                                                       ----------               ----------

Property, plant and equipment, at cost                                 15,255,891               10,680,870
    Less: Accumulated depreciation and
          amortization                                                 (2,234,591)              (1,864,752)
                                                                       ----------               ----------
                                                                       13,021,300                8,816,118
                                                                       ----------               ----------
Investments and other assets:
    Securities available for sale, at market                                   --                   52,500
    Notes and other receivables, net of current portion                   159,681                  149,201
    Notes receivable from officers, employees and
          related parties, net of amounts payable                         883,807                1,013,658
    Life insurance premiums receivable                                    718,144                1,095,135
    Investment and related advances, net                                3,920,127                4,663,780
    Excess of cost over assets of businesses
          and subsidiaries acquired, less amortization                    339,543                  340,895
    Deferred charges                                                      914,072                  599,249
    Deferred income taxes                                                 261,600                       --
    Other assets                                                           70,836                   71,807
                                                                       ----------               ----------
           Total investments and other assets                           7,267,810                7,986,225
                                                                       ----------               ----------
                                                                     $ 23,460,575             $ 20,218,234
                                                                       ==========               ==========


                                   (Continued)

 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

                    AS AT JUNE 30, 1999 AND DECEMBER 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      June 30                December 31
                                                                        1999                     1998
                                                                    ------------             ------------
                                                                    (Unaudited)
 Current liabilities:
      Accounts payable                                              $  1,855,018             $  1,768,848
      Accrued expenses and other liabilities:
            Salaries and wages                                           261,132                  142,862
            Taxes, other than federal income taxes                       587,087                  248,041
            Interest                                                     127,505                  120,921
            Other                                                        336,976                  171,937
      Long-term obligations classified as current                        904,225                  487,535
                                                                    ------------             ------------
            Total current liabilities                                  4,071,943                2,940,144
                                                                    ------------             ------------
Long-term obligations, less amounts classified
      as current                                                      14,115,554               11,014,477
                                                                    ------------             ------------
 Deferred income taxes                                                        --                  132,300
                                                                    ------------             ------------
            Total liabilities                                         18,187,497               14,086,921
                                                                    ------------             ------------
 Minority interests                                                       545,414                  611,390
                                                                    ------------             ------------
Stockholders' equity:
      Preferred stock: $10 ,stated value
            authorized: 500,000 shares
            issued: none (Note 10)                                            --                       --
      Common stock: $.01 par;
            authorized: 12,000,000 shares
            issued: 8,248,480 shares                                      82,485                   82,485
      Capital in excess of par                                        10,261,371               10,260,927
      Net unrealized gains (losses)
            on securities available for sale, net of tax                      --                  (83,709)
      Retained earnings (deficit)                                     (2,858,339)              (2,012,237)
                                                                    ------------             ------------
                                                                        7,485,517                8,247,466
      Treasury stock, at cost, 2,206,651 shares (June)
            and 2,179,301 shares (December)                           (2,757,853)              (2,727,543)
                                                                    ------------             ------------
                 Total stockholders' equity                            4,727,664                5,519,923
                                                                    ------------             ------------
                                                                    $ 23,460,575             $ 20,218,234
                                                                    ============             ============


 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)

                                                           Six Months Ended June 30                  Three Months Ended June 30
                                                           ------------------------                  --------------------------
                                                          1999                1998                    1999               1998
                                                      -----------         -----------             -----------         -----------
Revenues:
      Net sales                                       $        --         $   548,432             $                   $   261,445
      Service income                                    4,217,741           2,954,714               2,277,358           1,621,093
                                                      -----------         -----------             -----------         -----------
                                                         4,217,741           3,503,146               2,277,358          1,882,538
                                                      -----------         -----------             -----------         -----------
Costs and expenses:
      Cost of sales                                            --             415,668                                     236,474
      Selling, general and administrative
            expenses, net                               4,385,547           2,827,835               2,251,115           1,302,749
      Depreciation                                        370,257             121,000                 196,392              61,423
                                                      -----------         -----------             -----------         -----------
                                                        4,755,804           3,364,503               2,447,507           1,600,646
                                                      -----------         -----------             -----------         -----------

Operating loss                                           (538,063)            138,643                (170,149)            281,892

Other income (expense):
      Minority interest in affiliates, net of tax          51,896             (11,745)                 (2,391)             (8,017)
      Equity in earnings (losses) of affiliates           (77,828)             46,253                 (30,283)                207
      Interest expense                                   (428,765)            (77,011)               (234,947)            (57,855)
      Other, net                                           64,745              14,749                 145,183               3,989
                                                      -----------         -----------             -----------         -----------
                                                         (389,952)            (27,754)               (122,438)            (61,676)
                                                      -----------         -----------             -----------         -----------

Income (loss) before income taxes                        (928,015)            110,889                (292,587)            220,216
Income tax benefit (expense)                              316,000              (3,500)                100,000              (5,100)
                                                      -----------         -----------             -----------         -----------

Income (loss) before cumulative effect of a change
in accounting principle                                  (612,015)            107,389                (192,587)            215,116

Cumulative effect of writing off start-up costs,
 net of tax                                              (234,087)                 --                      --
                                                      -----------         -----------             -----------         -----------

Net income (loss)                                     $  (846,102)        $   107,389             $  (192,587)        $   215,116
                                                      ===========         ===========             ===========         ===========

Income (loss) per common share: (Note 6)
       Income (loss) before cumulative effect
       of a change in accounting principle            $     (0.10)        $      0.02             $     (0.03)         $     0.04
       Cumulative effect of writing off
        start-up costs, net of tax                          (0.04)               0.00                    0.00                0.00
                                                      -----------         -----------             -----------         -----------
             Net income (loss) basic                  $     (0.14)        $      0.02             $     (0.03)         $     0.04
                                                      ===========         ===========             ===========         ===========
                                                      -----------         -----------             -----------         -----------
       Net income (loss) . . . diluted (1998 only)    $     (0.14)        $      0.02             $     (0.03)         $     0.03
                                                      ===========         ===========             ===========         ===========
Weighted average shares outstanding:
       Basic                                            6,051,214           6,092,009               6,046,229           6,045,854
                                                      ===========         ===========             ===========         ===========
       Diluted                                          6,051,214           6,136,807               6,046,229           6,600,689
                                                      ===========         ===========             ===========         ===========

The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)

                                                                Six Months Ended June 30             Three Months Ended June 30
                                                                ------------------------             --------------------------
                                                               1999               1998                 1999                 1998
                                                            -----------        -----------         -----------          -----------
Income (loss) before cumulative effect of
      a change in accounting principle                     $(612,015)            $ 107,389         $(192,587)            $ 215,116


Add:
      Unrealized gain on securities available
      for sale, net of tax                                    24,549                    --                --                    --

Reclassification adjustment for securities losses
      included in net loss, net of tax                        59,160                    --                --                    --
                                                           ---------             ---------         ---------             ---------


Comprehensive income (loss) before cumulative
      effect of a change in accounting principle            (528,306)              107,389          (192,587)              215,116


Cumulative effect of writing off start-up costs,
      net of tax                                            (234,087)                   --                --                    --

                                                           ---------             ---------         ---------             ---------
Comprehensive income (loss)                                $(762,393)            $ 107,389         $(192,587)            $ 215,116
                                                           =========             =========         =========             =========


 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)

                                                                                             Six months ended June 30
                                                                                           1999                   1998
                                                                                       ----------             ----------
 Cash flows from operating activities:
    Net income (loss)                                                                  $(846,102)            $  107,389

    Adjustments required to reconcile net income to net cash provided by operating activities:
         Amortization, depreciation and other, net                                       377,529                128,272
         Provision for losses on notes and accounts receivable                            (4,555)                 8,552
         Provision for deferred income taxes                                            (437,000)                    --
         (Gain) loss on disposition of assets                                            (60,752)                 3,297
         Minority interest in earnings (losses) of consolidated affiliates               (51,896)                11,745
         Equity in net losses (earnings) of unconsolidated affiliates                     77,828                (46,253)
         Changes in assets and liabilities:
           Receivables                                                                  (124,672)               732,351
           Merchandise inventories                                                         6,802                 15,039
           Prepaid expenses and other current assets                                       2,551                (35,193)
           Accounts payable                                                               86,170                (71,432)
           Accrued expenses and other liabilities                                        628,939               (924,595)
           Deferred charges and other                                                   (313,853)              (335,015)
                                                                                      ----------             ----------
    Total adjustments                                                                    187,091               (513,232)
                                                                                      ----------             ----------
Net cash used in operating activities                                                   (659,011)              (405,843)
                                                                                      ----------             ----------
Cash flows from investing activities:
    Proceeds from the sale of assets                                                     386,667                     --
    Decrease in notes receivable                                                         225,873              2,209,867
    Investment and advances to affiliates                                               (623,125)             1,124,837
    (Increase) decrease in receivable due from related parties
      and former affiliates, net                                                         381,842             (1,076,708)
    Utilization of restricted cash                                                        98,676                 29,823
    Capital expenditures                                                                (540,940)              (141,462)
                                                                                      ----------             ----------
Net cash provided by (used in) investing activities                                      (71,007)             2,146,357
                                                                                      ----------             ----------

Cash flows from financing activities:
    Treasury stock purchased                                                             (39,509)              (234,490)
    Purchase of common stock of subsidiary                                                (3,000)                    --
    Proceeds from officer loan                                                           260,000                 50,000
    Principal payments of officer loan                                                  (135,000)               (50,000)
    Principal payments of long-term obligations                                         (315,534)              (301,666)
    Proceeds from long-term obligations                                                  626,647                288,496
                                                                                      ----------             ----------
Net cash provided by (used in) financing activities                                      393,604               (247,660)
                                                                                      ----------             ----------

Net increase (decrease) in cash                                                         (336,414)             1,492,854

Cash at beginning of period                                                              577,317                625,109
                                                                                      ----------             ----------
                                                                                      $  240,903             $2,117,963
                                                                                      ==========             ==========

                                   (Continued)

The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)

                                                                                         Six months ended June 30
                                                                                         ------------------------
                                                                                         1999                1998
                                                                                         ----                ----
 Cash paid during the six months for:
     Interest, net of interest income                                                    $   422,181         $  70,748
     Income taxes                                                                        $         -         $  36,000

 Supplemental disclosures of noncash investing and financing activity:

     A subsidiary and a partnership, of which the subsidiary is the managing general partner, purchased equipment which was financed by entering into installment finance agreements.
       Increase in equipment cost, net                                                   $ 3,206,654         $ 869,198
       Increase in long-term obligations                                                  (3,206,654)         (869,198)

     A subsidiary purchased the real property utilized in the operations of two unconsolidated affiliates.
       Increase in real property cost, net                                               $   974,450         $       -
       Decrease in investments and related advances                                         (974,450)                -



 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  MANAGEMENT'S REPRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal adjustments, cumulative effect of a change in accounting principle re start-up costs and recurring accruals) necessary to present fairly The Wendt-Bristol Health Services Corporation ("Wendt-Bristol" or "Company") and subsidiaries consolidated financial position as at June 30, 1999 and December 31, 1998 and the consolidated results of its operations for the three and six months ended June 30, 1999 and 1998 as well as the cash flows for the respective six months. The results of operations for any interim period are not necessarily indicative of results for the full year. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THE WENDT-BRISTOL ANNUAL REPORT FILED AS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, WHICH IS HEREBY INCORPORATED BY REFERENCE.

2.  FINANCIAL STATEMENTS RESTATEMENT

         The Company has changed its use of the "Consolidation Method" of accounting related to its interest as sole General Partner of Wendt-Bristol Diagnostics Co. L.P. and records the investment utilizing the "equity method" of accounting. Management reviewed its accounting policy for consolidation of the limited partnership and determined that while Management significantly influences the partnership, it does not meet the complete criteria for consolidation. Prior year interim financial statements have been restated to reflect this determination. There is no effect on the net consolidated results of operations due to this determination. Such method does not effect the Company's previously determined net earnings or stockholders' equity. The "equity method", however, does change the individual components of the Consolidated Balance Sheets, Statements of Operations, Statements of Cash Flows and related financial information. All financial statements included herein have been restated to conform to this change.

3.  WRITE-OFF OF START-UP COSTS

         On April 3, 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-up Activities" which states that the costs of start-up activities, including organization costs, should be expensed as incurred. Implementation of SOP 98-5 is required for financial statements issued for fiscal years beginning after December 15, 1998 with the initial application of this SOP being reported as a cumulative effect of a change in accounting principle. The Company adopted the provisions of the SOP in its financial statements as of January 1, 1999. The cumulative effect of the adoption of SOP 98-5 was a charge to earnings of $355,087 net of taxes of $121,000 for the six months ended June 30, 1999 and the quarter ended March 31, 1999.

(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


4.  INCOME TAXES

         Federal, state and local taxes are summarized as follows:
                                             Six months ended June 30,                 Three months ended June 30,
                                             -------------------------                 ---------------------------
                                             1999                 1998                  1999                 1998
                                             ----                 ----                  ----                 ----
Federal taxes:
  Current expense (benefit)              $      --             $  (3,000)            $      --             $      --
   Deferred expense (benefit)             (316,000)                   --              (100,000)                   --

State and local taxes:
  Current expense                               --                 6,500                    --                 5,100
                                         ---------             ---------             ---------             ---------
Total expense (benefit)                  $(316,000)            $   3,500             $(100,000)            $   5,100
                                         =========             =========             =========             =========

5.  STOCKHOLDERS' EQUITY

         At June 30, 1999, there were no common stock purchase warrants outstanding. Previously at March 31, 1999 there were 414,538 Common Stock purchase warrants outstanding, exercisable at $3.75 per warrant. Each warrant, upon exercise, provided two and three quarters (2 3/4) shares of the Company's common stock and a Series II warrant exercisable for two shares at $3.00/share. The Warrants' expiration dates, as amended by the Board of Directors in April 1998, were May 1, 1999 for the initial Warrant and May 1, 2000 for the Series II Warrants. The Board of Directors elected to allow the warrants to expire on May 1, 1999 and the Series II warrants to expire on May 1, 2000. There were no warrants exercised in 1999.

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

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


6.  EARNINGS PER SHARE (CONTINUED)

                                                                          Six Months Ended             Three Months Ended
                                                                          ----------------             ------------------
                                                                              June 30,                       June 30,
                                                                              --------                       --------
                                                                      1999            1998            1999              1998
                                                                      ----            ----            ----              ----
Income (loss) before cumulative effect
   of a change in accounting principle                           $ (612,015)      $ 107,389       $(192,587)        $ 215,116

Cumulative effect of writing off
   start-up costs, net of tax                                      (234,087)             --              --                --

 Effect of dilutive 5.5% convertible
   bond, net of tax                                                      --             --               --             9,075
                                                                 ----------      ----------      ----------        ----------
Income (loss) available to common stockholders
  and assumed conversions                                        $ (846,102)     $  107,389       $(192,587)        $ 224,191
                                                                 ==========      ==========      ==========        ==========

Shares:

Weighted average shares (basic)(D)                                6,056,255       6,092,009       6,056,255         6,045,854
  Effect of dilutive securities
         Options                                                         --     (A)  44,798              --       (A)  49,540
                  Warrants                                               --     (B)    --                --             5,295
         Convertible Debt                                                --     (C)    --                --           500,000
                                                                 ----------      ----------      ----------        ----------
Diluted weighted average shares                                   6,056,255       6,136,807       6,056,255         6,600,689
                                                                 ==========      ==========      ==========        ==========

Income (loss) per common share:
         Basic
         -----
    Income (loss) before cumulative effect of
    a change in accounting principle                              $    (.10)       $    .02        $   (.03)        $    .04

    Cumulative effect of writing off start-up
    costs, net of tax                                             $     (04)       $      -               -                 -
                                                                  ---------       ---------       ---------         ---------

    Net income (loss)                                             $    (.14)       $    .02        $   (.03)        $     .04
                                                                  =========       =========       =========         =========

         Diluted (D)                                              $    (.14)       $    .02        $   (.03)        $     .03
         -------                                                  =========        =======         ========          =======

    (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

6. EARNINGS PER SHARE (CONTINUED)

         (A) 1,000 stock options not associated with convertible debt were excluded from the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.
         (B) 414,538 warrants were excluded from the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. See Note 5 concerning the expiration of warrants.
         (C) 500,000 stock options associated with convertible debt were excluded because their exercise would be anti-dilutive.
         (D) At June 30, 1999, all potential common stock options, warrants, and options associated with convertible debt were excluded because their exercise would be anti-dilutive due to the net loss.

7.  UNCONSOLIDATED AFFILIATES

Unaudited financial information of the affiliates which are accounted for by the equity method is summarized below:
COMBINED BALANCE SHEETS

                                           June 30, 1999         December 31, 1998
                                           --------------        -----------------
Current assets                               $ 2,337,329             $ 2,298,676
Property, plant and equipment
  net of accumulated depreciation              6,936,441              10,483,313
Other non-current assets                         358,615                 704,639
                                             -----------             -----------
Total assets                                 $ 9,632,385             $13,486,628
                                             ===========             ===========

Liabilities                                  $ 9,919,888             $12,415,875
Equity                                          (287,503)              1,070,753
                                             -----------             -----------
Total liabilities and equity                 $ 9,632,385             $13,486,628
                                             ===========             ===========

COMBINED STATEMENTS OF OPERATIONS

                                                              Six Months Ended                         Three Months Ended
                                                                 June 30,                                   June 30,
                                                        ------------------------                     ------------------------
                                                       1999                1998                       1999               1998
                                                       ----                ----                      ----                ----
Service revenues                                  $ 3,809,594          $ 3,382,878             $ 1,895,082          $ 1,731,092
Operating income (loss)                              (927,218)              84,006                (226,024)             (18,158)
Income (loss) before cumulative effect
  of a change in accounting principle                (886,126)            (245,050)               (413,294)            (165,128)
Cumulative effect of writing off
 start-up costs                                      (427,516)                  --                      --                   --
Net income (loss)...@100%                         $(1,313,642)         $  (245,050)            $  (413,294)         $  (165,128)

(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

7.  UNCONSOLIDATED AFFILIATES (CONTINUED)

         As a result of the limited liability companies being taxed as partnerships for Federal income tax purposes, there is no tax provided for earnings. See Note 4. Income Taxes. Also see Note 11.

8.  MARKETABLE SECURITIES

         The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. At the beginning of the year, marketable securities were classified as available-for-sale and were carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity. During the March 31, 1999 quarter the securities were sold and the realized loss of approximately $90,000 is included in the caption Other Expense in the Consolidated Statements of Operations.

9.  NEW ACCOUNTING PRONOUNCEMENTS

         Effective for fiscal years beginning after June 15, 1999, FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires the recording of deferred gains or losses on foreign currency hedge transactions as a component of comprehensive income. Such cumulative, net deferred gains/(losses) are recognized in the statements of operations at the time of finalizing the underlying transaction. At June 30, 1999 the Company has deferred approximately $290,000 of losses on the foreign currency hedges ($191,500 net of tax).


10. PURCHASE OF MINORITY INTEREST STOCKHOLDER'S COMMON STOCK AND LIMITED PARTNERSHIP INTERESTS...WITHDRAWAL OF REGISTRATION STATEMENTS

         The Wendt-Bristol Health Services Corporation ("WBHSC") announced on June 23, 1998 that it was proceeding with plans to acquire the approximate 15% of the outstanding shares of Wendt-Bristol Diagnostics Company that it does not already own through a subsidiary (Wendt-Bristol Company).

         Additionally, the Company announced plans to acquire all of the limited partnership interests in Wendt-Bristol Diagnostics Company, L.P. Wendt-Bristol Diagnostics Company, a subsidiary of the Company, is the general partner.

         The Company had filed amended preliminary Forms S-4, with the Securities and Exchange Commission concerning the issuance of preferred stock in exchange for the above interests. Such Registration Statements had not become effective.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

10. PURCHASE OF MINORITY INTEREST STOCKHOLDER'S COMMON STOCK AND LIMITED PARTNERSHIP INTERESTS...WITHDRAWAL OF REGISTRATION STATEMENTS (CONTINUED)

         On July 26, 1999, the Company announced that it was withdrawing the afore-mentioned Registration Statements, Forms S-4. The Company further stated that it remains the Board of Directors express intent to continue its goal to accomplish the acquisition of all of the minority interests in each of the two aforementioned affiliates. In that regard, management is reviewing the resources available to enable the possibility of a cash offering. Additionally, from time to time, the Company will acquire partnership units and Diagnostic Company shares in the open market.

11.  PURCHASE OF REAL PROPERTY ASSOCIATED TO UNCONSOLIDATED AFFILIATES

         During the quarter ended June 30, 1999, a subsidiary of the Company acquired the real property associated to the operation of a diagnostic center and a radiation oncology center. Each facility is operated by an unconsolidated affiliate. The combined purchase price of the two transactions was approximately $3,900,000 and included the placement of mortgages in the total amount of $2,550,000 and the reduction of Advances to affiliates of approximately $975,000. No gain or loss was recognized in the transactions. Each of the affiliates entered long-term leases with the subsidiary of the Company.

12.  SALE OF UNDEVELOPED REAL ESTATE

         During the quarter ended June 30, 1999, the Company sold undeveloped land previously acquired for possible expansion of operations. A gain of approximately $150,000 was recognized and is included in the accompanying Consolidated Statements of Operations in "Other, net"


         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

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

The Company, through a subsidiary, opened its fifth center in May 1999. The Women's Health Center is located in a newly constructed addition to its facility on Kenny Road in Columbus, Ohio. This 7,500 square foot center will focus on women's health and imaging services and will include an outpatient surgical suite for breast surgery.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

Working capital decreased approximately $1,500,000 from $476,000 at December 31, 1998 to a deficit of $1,024,000 at June 30, 1999. Current assets decreased approximately $368,000 due mostly from a decrease in cash of approximately $336,000. The decrease in cash is due to supporting the new centers while they are in a start-up mode (start-up costs are expensed for financial statement presentation - See Note 3). Current liabilities increased approximately $1,130,000, due primarily from increases in accrued taxes ($339,000), accrued other expenses ($290,000) and current portion of long-term debt ($417,000). The increases in taxes and other expenses are primarily due from the strains of operating in a start-up mode while the increase in current portion of long-term debt is due to increased principal payment schedules during 1999 as a result of the addition of equipment for the new centers as well as the purchase of real property associated to unconsolidated affiliates (Note 11).

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position has diminished in the first six months with a working capital deficit of $1,024,000 at June 30, 1999. The Company and its subsidiaries, limited partnership, and limited liability companies, have committed to certain equipment upgrades or acquisitions that will be financed through vendor programs. As of June 30, 1999, the cost of such equipment currently on order and expected to be installed in the third quarter is approximately $80,000.

Cash decreased approximately $336,000 during the first six months of 1999. Cash used in operations was approximately $659,000 while cash used in investing activities was $71,000. The major use of cash in investing activities was the investment and advances to affiliates with start-up operations ($623,000) offset by capital expenditures ($541,000). The unconsolidated affiliates required cash during the first half of 1999 and will continue to need additional support in the second half. As of July 1, 1999, the Company's nursing facility received a rate increase that will provide an estimated annual increase of approximately $500,000.

During October 1998, the Company, along with a partner, completed construction of a major 31,000 square foot, two-building center including radiology, nuclear medicine, cytology, radiation therapy, Positron Emission Tomography (the first PET scanner in Central Ohio), and a therapy and rehab center. A subsidiary of the Company has a 22-1/2% interest and management control and responsibility in the radiation therapy, and 100% ownership in the radiology, PET and nuclear medicine operations. In addition, the Company, through a subsidiary, has opened a Women's Health Center in the second quarter of 1999, which will focus on women's health and imaging services. The outpatient surgical suite for breast surgery is expected to open in the fourth quarter 1999.

Management believes that present resources will meet anticipated requirements for operations of the business. Other than as indicated above, there are no further material commitments for capital expenditures.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS 1999 VS. 1998

Consolidated pre-tax earnings/(loss), before the cumulative effect of a change in accounting principle - write off of start-up costs and exclusive of depreciation of $370,200 and interest of $428,800, was $(129,000) for the first half of 1999 compared to $308,900 (exclusive of $121,000 of depreciation and $77,000 of interest) in the first half of 1998. Results for the June quarters, on the same basis, was $138,700 in 1999 and $339,400 (1998). The Company does not believe that the results of the first half are indicative of the full year results. In addition to the increasing revenues of the new ventures (P.E.T.
etc), the Company's nursing home received a rate increase that should provide additional estimated revenues of $250,000 in the second half. The focus on the expansion of Diagnostic and Radiology, including radiation therapy, along with the economies of size and cost control are expected to generate profits upon the completion of the start-up mode later in 1999. The new medical complex located on Jasonway Avenue in Columbus was completed in October 1998. This major facility includes the Company's second Radiation Oncology facility as well as an advanced Diagnostic Center including the first Positron Emission Tomography
(PET) scanning unit in Central Ohio. The Company also has opened its Women's Health Center on Kenny Road in the second quarter of 1999.

Consolidated revenues from operations for the three and six months ended June 30, 1999 increased approximately $395,000 or 21% and $715,000 or 20% from the same periods in 1998. Net sales decreased $261,000 (three months) and $548,000 (six months). The aforementioned consolidated revenues reflect the increase in service revenues, net of the absence of 1999 net sales. The decline in net sales is due to the December 31, 1998 sale of the Company's last pharmacy while the increase in service revenues is attributable to increased diagnostic volumes due to the opening of two centers during 1998.

Cost of sales decreased approximately $236,000 and $416,000 for the three and six months ended June 30, 1999 due to the sale of the pharmacies during 1998.

Selling, general and administrative expenses increased approximately $948,000 and $1,500,000 for the three and six months ended June 30, 1999 as compared to the comparable period in 1998. The increase is mostly due to the opening of two diagnostic centers during 1998 and the expansion of the Company's mobile mammography division.

Interest expense for the three and six months ended June 30, 1999 increased approximately $177,000 and $352,000 as compared to the same period in 1998. The increase is primarily due to the increased amount of debt attributable to the addition of equipment at the two new diagnostic centers.


         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

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

The Company has conducted a preliminary assessment of its computer systems to identify items that could be impacted by the Year 2000 issue and formulated the following course of action. The Company has begun reviewing its non-information technology systems. Although the Company does not anticipate that non-information technology systems will pose a major problem, as its reliance on such systems is relatively small; non-information technology systems are more difficult to evaluate and repair than information technology systems and may require replacement. The Company has already begun its review of its information technology systems and will make any further necessary software upgrades in 1999. In addition, the Company has been separately evaluating its accounting software and is currently in the process of implementing a new system with implementation anticipated to be completed during the third and fourth quarters of 1999. Total cost of the conversion is expected to be approximately $45,000.

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




         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

                    WENDT-BRISTOL HEALTH SERVICES CORPORATION
                    -----------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 (CONTINUED)

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

The Company will utilize both internal and external resources to reprogram or replace and test all of its software. The Company estimates that it will cost $5,000 to evaluate, reprogram and replace equipment and software to ensure Year 2000 compliance, of which all $5,000 will likely be spent on outside consultants. In addition, as discussed above, the Company estimates a cost of approximately $45,000 to replace its existing accounting system. Such costs have been financed during the second quarter of 1999.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------

                            PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The matters set forth in this Item 4 were submitted to a vote of security holders of the Company at an Annual Meeting of Stockholders held on August 20, 1999.

(a) The following directors, constituting the entire Board of Directors, were elected at the Annual Meeting of Stockholders held on August 20, 1999. Also indicated are the affirmative, negative and authority withheld votes for each director.

                                                                                  Authority
                                                For               Against         Withheld
         Marvin D. Kantor                   3,037,113                -             990,343
         Harold T. Kantor                   3,037,113                -             990,343
         Sheldon A. Gold                    3,475,350                -             552,106
         Reed A. Martin                     3,475,350                -             552,106
         Paul H. Levine                     3,475,350                -             552,106
         Gerald M. Penn                     3,475,350                -             552,106
         Clemente Del Ponte                 3,475,350                -             552,106
         David E. Fernie                    3,475,350                -             552,106


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
                  27       -EDGAR Financial Data Schedule

         (b)  Reports on Form 8-K

                  (1) Report dated April 9, 1999 relating to the sale of Series 2 Bonds (400,000 Swiss francs) pursuant to Regulation S.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                FORM 10-Q       FOR THE QUARTER ENDED JUNE 30, 1999
               ----------       ------------------------------------



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


                          THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                          ---------------------------------------------
                          (Registrant)


         August 23, 1999          By:      /s/ Marvin D. Kantor
                                           --------------------
                                  Marvin D. Kantor
                                  Chairman
                                  (Principal Executive Officer)


         August 23, 1999          By:      /s/ Sheldon A. Gold
                                           -------------------
                                  Sheldon A. Gold
                                  President
                                  (Principal Financial and Accounting Officer)