Form 10-Q
period 1999-09-30
WENDT BRISTOL HEALTH SERVICES CORP
filed 1999-11-22
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------


       For Quarter Ended September 30, 1999 Commission file number 0-11656


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

                            Yes  X  No
                                ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         EACH OF THE FOLLOWING CLASSES ARE REGISTERED ON THE AMERICAN STOCK EXCHANGE.

                  Class                       Outstanding at October 31, 1999
                  -----                       -------------------------------

         Common Stock, par value                        6,069,356
           $.01 per share

         Common Stock Purchase Warrants                    -     (1)


         (1) All warrants expired on May 1, 1999.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
            FORM 10-Q       FOR THE QUARTER ENDED SEPTEMBER 30, 1999
            ---------       ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------




                                    I N D E X



Part I                                                                  Page No.
------                                                                  --------

Financial Statements:

     Consolidated Balance Sheets - September 30, 1999 (Unaudited)
     and December 31, 1998                                                3-4

     Consolidated Statements of Operations (Unaudited)
     Three and Nine Months Ended September 30, 1999 and 1998               5

     Consolidated Statements of Comprehensive Income (Unaudited)
     Three and Nine Months Ended September 30, 1999 and 1998               6

     Consolidated Statements of Cash Flow (Unaudited)
     Nine Months Ended September 30, 1999 and 1998                        7-8

     Notes to Consolidated Financial Statements                           9-15

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                           16-20


Part II
-------
     Other Information                                                   21
     Signatures                                                          21


Exhibits:
     Exhibit 27 EDGAR Financial Data Schedule                            22

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
            FORM 10-Q       FOR THE QUARTER ENDED SEPTEMBER 30, 1999
            ---------       ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 AS AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                 September 30            December 31
                                                                      1999                    1998
                                                                  -----------            -----------
                                                                  (Unaudited)
Current assets:
       Cash                                                       $     3,410            $   577,317
                                                                  -----------            -----------
       Restricted cash                                                133,057                230,347
                                                                  -----------            -----------


       Receivables:
            Trade, net of allowance for doubtful accounts
                  of $242,000 (September) and $227,000 (December)   2,108,345              1,009,486
            Notes receivable                                          131,647                236,353
            Miscellaneous                                             850,237              1,196,056
                                                                  -----------            -----------
                                                                    3,090,229              2,441,895
                                                                  -----------            -----------
       Inventories                                                     15,196                 22,816
       Prepaid expenses and other                                     149,210                143,516
                                                                  -----------            -----------
            Total current assets                                    3,391,102              3,415,891
                                                                  -----------            -----------

Property, plant and equipment, at cost                             15,361,758             10,680,870
       Less: Accumulated depreciation and
            amortization                                           (2,456,981)            (1,864,752)
                                                                  -----------            -----------
                                                                   12,904,777              8,816,118
                                                                  -----------            -----------
Investments and other assets:
       Securities available for sale, at market                             -                 52,500
       Notes and other receivables, net of current portion             28,034                149,201
       Notes receivable from officers, employees and
            related parties, net of amounts payable                   856,557              1,013,658
       Life insurance premiums receivable                             744,932              1,095,135
       Investment and related advances, net                         4,187,781              4,663,780
       Excess of cost over assets of businesses
            and subsidiaries acquired, less amortization              335,833                340,895
       Deferred charges                                             1,166,640                599,249
       Deferred income taxes                                          338,600                      -
       Other assets                                                    74,422                 71,807
                                                                  -----------            -----------
            Total investments and other assets                      7,732,799              7,986,225
                                                                  -----------            -----------

                                                                  $24,028,678            $20,218,234
                                                                  ===========            ===========

                                   (Continued)


    The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
            FORM 10-Q       FOR THE QUARTER ENDED SEPTEMBER 30, 1999
            ---------       ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

                 AS AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    September 30          December 31
                                                                        1999                 1998
                                                                    ------------         ------------
                                                                     (Unaudited)

Current liabilities:
       Accounts payable                                             $  1,912,134         $  1,768,848
       Accrued expenses and other liabilities:
            Salaries and wages                                           183,328              142,862
            Taxes, other than federal income taxes                     1,076,338              248,041
            Interest                                                     184,222              120,921
            Other                                                        493,252              171,937
       Long-term obligations classified as current                     1,507,925              487,535
                                                                    ------------         ------------
            Total current liabilities                                  5,357,199            2,940,144
                                                                    ------------         ------------

Long-term obligations, less amounts classified
       as current                                                     13,645,713           11,014,477
                                                                    ------------         ------------

Deferred income taxes                                                          -              132,300
                                                                    ------------         ------------
            Total liabilities                                         19,002,912           14,086,921
                                                                    ------------         ------------

Minority interests                                                       457,634              611,390
                                                                    ------------         ------------

Stockholders' equity:
       Preferred stock: $10 ,stated value
            authorized: 500,000 shares
            issued: none                                                       -                    -
       Common stock: $.01 par;
            authorized: 12,000,000 shares
            issued: 8,280,807 shares (September) and
            8,248,480 shares (December)                                   82,808               82,485
       Capital in excess of par                                       10,261,735           10,260,927
       Net unrealized gains (losses)
            on securities available for sale, net of tax                       -              (83,709)
       Retained earnings (deficit)                                    (3,010,575)          (2,012,237)
                                                                    ------------         ------------
                                                                       7,333,968            8,247,466
       Treasury stock, at cost, 2,211,451 shares (September)
            and 2,179,301 shares (December)                           (2,765,836)          (2,727,543)
                                                                    ------------         ------------
                 Total stockholders' equity                            4,568,132            5,519,923
                                                                    ------------         ------------
                                                                    $ 24,028,678         $ 20,218,234
                                                                    ============         ============



 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
            FORM 10-Q       FOR THE QUARTER ENDED SEPTEMBER 30, 1999
            ---------       ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (UNAUDITED)

                                                          Nine Months Ended September 30          Three Months Ended September 30
                                                          ------------------------------          -------------------------------
                                                              1999                1998                 1999               1998
                                                          -----------         -----------         -----------         -----------
Revenues:
       Net sales                                           $        -         $   819,978          $        -         $   271,546
       Service income                                       6,757,294           4,595,723           2,539,553           1,641,009
                                                          -----------         -----------         -----------         -----------
                                                            6,757,294           5,415,701           2,539,553           1,912,555
                                                          -----------         -----------         -----------         -----------
Costs and expenses:
       Cost of sales                                                -             621,243                   -             205,575
       Selling, general and administrative
            expenses, net                                   6,855,933           4,593,502           2,470,386           1,765,667
       Depreciation                                           592,645             187,232             222,388              66,232
                                                          -----------         -----------         -----------         -----------
                                                            7,448,578           5,401,977           2,692,774           2,037,474
                                                          -----------         -----------         -----------         -----------

Operating income (loss)                                      (691,284)             13,724            (153,221)           (124,919)

Other income (expense):
       Minority interest in affiliates, net of tax            139,600             (35,865)             87,704             (24,120)
       Equity in earnings (losses) of affiliates             (105,796)             86,190             (27,968)             39,937
       Interest expense                                      (699,976)           (160,210)           (271,211)            (83,199)
       Other, net                                             200,205              20,232             135,460               5,483
                                                          -----------         -----------         -----------         -----------
                                                             (465,967)            (89,653)            (76,015)            (61,899)
                                                          -----------         -----------         -----------         -----------

Income (loss) before income taxes                          (1,157,251)            (75,929)           (229,236)           (186,818)
Income tax benefit (expense)                                  393,000              17,100              77,000              20,600
                                                          -----------         -----------         -----------         -----------

Income (loss) before cumulative effect of a change
 in accounting principle                                     (764,251)            (58,829)           (152,236)           (166,218)

Cumulative effect of writing off start-up costs,
 net of tax                                                  (234,087)                  -                   -                   -
                                                          -----------         -----------         -----------         -----------

Net income (loss)                                         $  (998,338)        $   (58,829)        $  (152,236)        $  (166,218)
                                                          ===========         ===========         ===========         ===========


Income (loss) per common share: (Note 6)
       Income (loss) before cumulative effect
        of a change in accounting principle               $     (0.13)        $     (0.01)        $     (0.03)        $     (0.03)
       Cumulative effect of writing off
        start-up costs, net of tax                              (0.04)               0.00                0.00                0.00
                                                          -----------         -----------         -----------         -----------
            Net income (loss) basic and diluted           $     (0.17)        $     (0.01)        $     (0.03)        $     (0.03)
                                                          ===========         ===========         ===========         ===========


Weighted average shares outstanding:
       Basic and diluted                                    6,056,202           6,108,144           6,066,016           6,139,889
                                                            =========           =========           =========           =========



    The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
            FORM 10-Q       FOR THE QUARTER ENDED SEPTEMBER 30, 1999
            ---------       ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                       Nine Months Ended September 30       Three Months Ended September 30
                                                       ------------------------------       -------------------------------
                                                          1999               1998              1999               1998
                                                       -----------       ------------       -----------       -------------


Income (loss) before cumulative effect of
       a change in accounting principle                  $(764,251)        $(58,829)        $(152,236)        $(166,218)


Add:
       Unrealized gain on securities available
       for sale, net of tax                                 24,549                -                 -                 -

Reclassification adjustment for securities losses
       included in net loss, net of tax                     59,160                -                 -                 -
                                                         ---------         --------         ---------         ---------


Comprehensive income (loss) before cumulative
       effect of a change in accounting principle         (680,542)         (58,829)         (152,236)         (166,218)


Cumulative effect of writing off start-up costs,
       net of tax                                         (234,087)               -                 -                 -


                                                         ---------         --------         ---------         ---------
Comprehensive income (loss)                              $(914,629)        $(58,829)        $(152,236)        $(166,218)
                                                         =========         ========         =========         =========









 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
            FORM 10-Q      FOR THE QUARTER ENDED SEPTEMBER 30, 1999
            ---------      ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30 1999 AND 1998

                                   (UNAUDITED)

                                                                                 Nine months ended September 30
                                                                                 ------------------------------
                                                                                     1999               1998
                                                                                 -----------         -----------

Cash flows from operating activities:
    Net income (loss)                                                            $  (998,338)        $   (58,829)
                                                                                 -----------         -----------
    Adjustments required to reconcile net income
      to net cash provided by operating activities:
         Amortization, depreciation and other, net                                   603,551             198,140
         Provision for losses on notes and accounts receivable                        26,624              79,222
         Provision for deferred income taxes                                        (514,000)            (40,000)
         (Gain) loss on disposition of assets                                        (60,752)              3,391
         Minority interest in earnings (losses) of consolidated affiliates          (139,600)             35,865
         Equity in net losses (earnings) of unconsolidated affiliates                105,796             (86,190)
         Changes in assets and liabilities:
           Receivables                                                              (387,164)            891,717
           Merchandise inventories                                                     7,620              34,186
           Prepaid expenses and other current assets                                   3,949             (33,587)
           Accounts payable                                                          264,171            (757,361)
           Accrued expenses and other liabilities                                  1,253,378            (998,964)
           Deferred charges and other                                               (570,004)            (89,780)
                                                                                 -----------         -----------
    Total adjustments                                                                593,569            (763,361)
                                                                                 -----------         -----------
Net cash used in operating activities                                               (404,769)           (822,190)
                                                                                 -----------         -----------

Cash flows from investing activities:
    Proceeds from the sale of assets                                                 386,667
    Decrease in notes receivable                                                     225,873           3,054,960
    Investment and advances to affiliates                                         (1,013,747)         (1,400,100)
    (Increase) decrease in receivable due from related parties
      and former affiliates, net                                                     372,304            (183,881)
    Utilization of restricted cash                                                    97,290              19,102
    Purchase of marketable securities                                                                   (179,309)
    Capital expenditures                                                            (646,807)           (176,012)
                                                                                 -----------         -----------
Net cash provided by (used in) investing activities                                 (578,420)          1,134,760
                                                                                 -----------         -----------

Cash flows from financing activities:
    Treasury stock purchased                                                         (47,492)           (318,108)
    Proceeds from the sale of Treasury Stock                                                             264,991
    Purchase of common stock of subsidiary                                            (3,000)
    Proceeds from exercise of stock options, net                                         687
    Proceeds from officer loan                                                       270,000              50,000
    Principal payments of officer loan                                              (135,000)            (50,000)
    Principal payments of long-term obligations                                     (527,407)            (86,582)
    Proceeds from long-term obligations                                              851,494
                                                                                 -----------         -----------
Net cash provided by (used in) financing activities                                  409,282            (139,699)
                                                                                 -----------         -----------

Net increase (decrease) in cash                                                     (573,907)            172,871

Cash at beginning of period                                                          577,317             625,109
                                                                                 -----------         -----------
Cash at end of period                                                            $     3,410         $   797,980
                                                                                 ===========         ===========

                                  (Continued)


 The accompanying notes are an integral part of the financial statements.

ru
                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
            FORM 10-Q      FOR THE QUARTER ENDED SEPTEMBER 30, 1999
            ---------      ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30 1999 AND 1998

                                   (UNAUDITED)





                                                                          Nine months ended September 30,
                                                                          -------------------------------
                                                                              1999                1998
                                                                          -----------         -----------

Cash paid during the nine months for:
    Interest, net of interest income                                      $   636,675         $ 145,017
    Income taxes                                                          $         -         $  95,037

Supplemental disclosures of noncash
investing and financing activity:

    A subsidiary and a partnership, of which the subsidiary is the managing general partner, purchased equipment which was
    financed by entering into installment finance agreements
      Increase in equipment cost, net                                     $   656,654         $ 869,198
      Increase in long-term obligations                                      (656,654)         (869,198)

    A subsidiary purchased the real property utilized in the
    operations of two unconsolidated affiliates
      Increase in real property cost, net                                 $ 3,524,450        $        -
      Decrease in investments and related advances                           (974,450)                -
      Increase in long-term obligations                                    (2,550,000)

    During July 1999, two officers / directors
    exercised stock options utilizing previously
    purchased shares (see Note 5)
      Increase in common stock                                            $       313        $        -
       Decrease in capital in excess of par                                      (313)                -


  The company purchased marketable securities and
  in accordance with the provisions of SFAS No. 115,
  has recognized an unrealized loss on the balance sheet
  as a component of stockholders' equity
      Increase in unrealized (gains) losses on securities
      available for sale, net of tax                                                -        $   36,659
      Increase  in other assets                                                     -            18,900
      Decrease in securities available for sale                                     -           (55,559)










 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
            FORM 10-Q      FOR THE QUARTER ENDED SEPTEMBER 30, 1999
            ---------      ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  MANAGEMENT'S REPRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal adjustments, cumulative effect of a change in accounting principle re start-up costs and recurring accruals) necessary to present fairly The Wendt-Bristol Health Services Corporation ("Wendt-Bristol" or "Company") and subsidiaries consolidated financial position as at September 30, 1999 and December 31, 1998 and the consolidated results of its operations for the three and nine months ended September 30, 1999 and 1998 as well as the cash flows for the respective nine months. The results of operations for any interim period are not necessarily indicative of results for the full year. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THE WENDT-BRISTOL ANNUAL REPORT FILED AS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, WHICH IS HEREBY INCORPORATED BY REFERENCE.

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

3.  WRITE-OFF OF START-UP COSTS

         On April 3, 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-up Activities" which states that the costs of start-up activities, including organization costs, should be expensed as incurred. Implementation of SOP 98-5 is required for financial statements issued for fiscal years beginning after December 15, 1998 with the initial application of this SOP being reported as a cumulative effect of a change in accounting principle. The Company adopted the provisions of the SOP in its financial statements as of January 1, 1999. The cumulative effect of the adoption of SOP 98-5 was a charge to earnings of $355,087 net of taxes of $121,000 for the nine months ended September 30, 1999 and the quarter ended March 31, 1999.
         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
            FORM 10-Q      FOR THE QUARTER ENDED SEPTEMBER 30, 1999
            ---------      ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


4.  INCOME TAXES

         Federal, state and local taxes are summarized as follows:


                                                   Nine months ended                 Three months ended
                                                      September 30,                     September 30,
                                                  ---------------------             ---------------------
                                                  1999             1998             1999             1998
                                                  ----             ----             ----             ----
          Federal taxes:
            Current expense (benefit)          $       -         $ 16,000         $      -         $ 19,000
             Deferred expense (benefit)         (393,000)         (41,300)         (77,000)         (41,300)

          State and local taxes:
            Current expense                            -            8,200                -            1,700
                                               ---------         --------         --------         --------
          Total expense (benefit)              $(393,000)        $(17,100)        $(77,000)        $(20,600)
                                               =========         ========         ========         ========

5.  STOCKHOLDERS' EQUITY

         At September 30, 1999, there were no common stock purchase warrants outstanding. Previously, there were 414,538 Common Stock purchase warrants outstanding, exercisable at $3.75 per warrant. Each warrant, upon exercise, provided two and three quarters (2 3/4) shares of the Company's common stock and a Series II warrant exercisable for two shares at $3.00/share. The Warrants' expiration dates, as amended by the Board of Directors in April 1998, were May 1, 1999 for the initial Warrant and May 1, 2000 for the Series II Warrants. The Board of Directors elected to allow the warrants to expire on May 1, 1999 and the Series II warrants to expire on May 1, 2000. There were no warrants exercised in 1999.

         During July, 1999 two officers/directors exercised stock options totaling 61,000 shares for an aggregate cost of $47,875. Such exercise was completed pursuant to a Plan provision enabling the payment to be made in the form of Company shares held by the participants, valued at the market price on the exercise date. Therefore, a total of 29,673 shares were received by the Company, thereby yielding a net issuance of 31,327 shares (no cash was received by the Company). In addition, another director exercised and paid cash for a 1,000 share option.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
            FORM 10-Q       FOR THE QUARTER ENDED SEPTEMBER 30, 1999
            ---------       ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


6.  EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standard Board issued statement of Financial Accounting Standards No. 128, "Earnings per Share," which changed the method used to calculate earnings per share. Basic earnings per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares is calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. The following table is provided to reconcile the earnings per share calculations:


         SEE TABLE ON FOLLOWING PAGE



         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
           FORM 10-Q FOR     THE QUARTER ENDED SEPTEMBER 30, 1999
           -------------     ------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


6.  EARNINGS PER SHARE (CONTINUED)

                                                               Nine Months Ended                     Three Months Ended
                                                               -----------------                     ------------------
                                                                 September 30,                          September 30,
                                                                 -------------                          -------------
                                                          1999                  1998                1999             1998
                                                      -----------            -----------         ---------        ---------
Income (loss) before cumulative effect
   of a change in accounting principle                $  (764,251)           $   (58,829)        $(152,236)       $(166,218)

Cumulative effect of writing off
   start-up costs, net of tax                            (234,087)                  --                --               --

 Effect of 5.5% convertible
   bond, net of tax                                          --                     --                --               --
                                                      -----------            -----------         ---------        ---------
Income (loss) available to common stockholders
  and assumed conversions                             $  (998,238)           $   (58,829)        $(152,236)       $(166,218)
                                                      ===========            ===========         =========        =========

Shares:

Weighted average shares (basic)(D)                      6,056,202              6,108,144         6,066,016        6,139,889
  Effect of dilutive securities
         Options                                             --           (A)       --                  --     (A)     --
         Warrants                                            --           (B)       --                  --     (B)     --
         Convertible Debt                                    --           (C)       --                  --     (C)     --
                                                      -----------            -----------         ---------        ---------
Diluted weighted average shares                         6,056,202              6,108,144         6,066,016        6,139,889
                                                      ===========            ===========         =========        =========

Income (loss) per common share:
         BASIC and DILUTED (D)
    Income (loss) before cumulative effect of
    a change in accounting principle                  $      (.13)            $    (.01)         $     (.03)      $    (.02)

    Cumulative effect of writing off start-up
    costs, net of tax                                 $       (04)            $     --                  --               --
                                                      -----------            -----------         ---------        ---------

    Net income (loss)                                 $      (.17)            $    (.01)         $     (.03)      $    (.02)
                                                      ===========            ===========         =========        =========

                  SEE (A) - (D) ON FOLLOWING PAGE

    (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
            FORM 10-Q      FOR THE QUARTER ENDED SEPTEMBER 30, 1999
            ---------      ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

6. EARNINGS PER SHARE (CONTINUED)

         (A) 1,000 stock options not associated with convertible debt would be excluded from the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

         (B) 414,538 warrants were excluded from the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. See Note 5 concerning the expiration of warrants.

         (C) 500,000 stock options associated with convertible debt were excluded because their exercise would be anti-dilutive.

         (D) At September 30, 1999, all potential common stock options, warrants, and options associated with convertible debt were excluded because their exercise would be anti-dilutive due to the net loss.

7.  UNCONSOLIDATED AFFILIATES

Unaudited financial information of the affiliates which are accounted for by the equity method is summarized below:
COMBINED BALANCE SHEETS

                                     September 30, 1999   December 31, 1998
                                     ------------------   -----------------
Current assets                           $ 2,568,474        $ 2,298,676
Property, plant and equipment
  net of accumulated depreciation         12,672,505         10,483,313
Other non-current assets                     734,277            704,639
                                         -----------        -----------
Total assets                             $15,975,256        $13,486,628
                                         ===========        ===========

Liabilities                              $14,256,138        $12,415,875
Equity                                     1,719,118          1,070,753
                                         -----------        -----------
Total liabilities and equity             $15,975,256        $13,486,628
                                         ===========        ===========


COMBINED STATEMENTS OF OPERATIONS

                                                     Nine Months Ended                       Three Months Ended
                                                        September 30,                           September 30,
                                                  ------------------------                -------------------------
                                                  1999                1998                1999                 1998
                                                  ----                ----                ----                 ----
Service revenues                              $ 5,695,685         $ 5,267,326         $ 1,886,091         $ 1,868,061
Operating income (loss)                          (848,851)             30,294            (349,149)            (48,441)
Income (loss) before cumulative effect
  of a change in accounting principle          (1,377,652)           (530,606)           (431,773)           (280,285)
Cumulative effect of writing off
 start-up costs                                  (427,516)               --                  --                  --
Net income (loss)...@100%                     $(1,805,168)        $  (530,606)        $  (431,773)        $  (280,285)

(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
            FORM 10-Q      FOR THE QUARTER ENDED SEPTEMBER 30, 1999
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

9.  NEW ACCOUNTING PRONOUNCEMENTS

         Effective for all fiscal quarters of fiscal years beginning after June 15, 2000, FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires the recording of deferred gains or losses on foreign currency hedge transactions as a component of comprehensive income. Such cumulative, net deferred gains/(losses) are recognized in the statements of operations at the time of finalizing the underlying transaction. At September 30, 1999 the Company has deferred approximately $542,000 of losses on the foreign currency hedges ($358,000 net of tax).


10. PURCHASE OF MINORITY INTEREST STOCKHOLDER'S COMMON STOCK AND LIMITED PARTNERSHIP INTERESTS...WITHDRAWAL OF REGISTRATION STATEMENTS

         The Wendt-Bristol Health Services Corporation ("WBHSC") announced in June, 1998 its plans to acquire the approximate 15% of the outstanding shares of Wendt-Bristol Diagnostics Company that it did not already own through a subsidiary (Wendt-Bristol Company).

         Additionally, the Company announced plans to acquire all of the limited partnership interests in Wendt- Bristol Diagnostics Company, L.P. Wendt-Bristol Diagnostics Company, a subsidiary of the Company, is the general partner.

         The Company had filed amended preliminary Forms S-4, with the Securities and Exchange Commission concerning the issuance of preferred stock in exchange for the above interests. Such Registration Statements had not become effective.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
             FORM 10-Q     FOR THE QUARTER ENDED SEPTEMBER 30, 1999
             ---------     ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

10. PURCHASE OF MINORITY INTEREST STOCKHOLDER'S COMMON STOCK AND LIMITED PARTNERSHIP INTERESTS...WITHDRAWAL OF REGISTRATION STATEMENTS (CONTINUED)

         During July, 1999, the Company announced that it was withdrawing the afore-mentioned Registration Statements, Forms S-4. The Company further stated that it remains the Board of Directors express intent to continue its goal to accomplish the acquisition of all of the minority interests in each of the two aforementioned affiliates. In that regard, management is reviewing the timing and available resources to enable the possibility of a cash offering. Additionally, from time to time, the Company will acquire partnership units and Diagnostic Company shares in the open market.

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

12.  SALE OF UNDEVELOPED REAL ESTATE

         During the quarter ended June 30, 1999, the Company sold undeveloped land previously acquired for possible expansion of operations. A gain of approximately $150,000 was recognized and is included in the accompanying Consolidated Statements of Operations in "Other, net"

13.  TAXES, OTHER THAN FEDERAL INCOME TAXES

         Primarily as a result of the delays inherent in collection of receivables related to newly-approved procedures associated to the new facilities (i.e. PET) as well as the costs of establishing the new facilities, the Company has included a Federal payroll tax liability of approximately $640,000 on the accompanying Consolidated Balance Sheet at September 30, 1999. Additionally, approximately $100,000 has been estimated and recorded as penalties and interest. Management believes an acceptable and reasonable payment schedule will be achieved.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
          FORM 10-Q      FOR THE QUARTER ENDED SEPTEMBER 30, 1999
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

FINANCIAL CONDITION

Management continues to position the Company to focus on the aggressive expansion of its Diagnostic and Radiology business, including radiation therapy. During December 1998 the Company sold its remaining retail pharmacy in order to concentrate on its core business. In October 1998 the Company opened its fourth diagnostic center which is located on Jasonway Avenue in Columbus, Ohio. This 21,000 square foot medical complex includes the Company's second radiation oncology facility as well as an advanced diagnostic center that includes the first Positron Emission Tomography (PET) scanning unit in Central Ohio and a full nuclear medicine department. A second nuclear medicine department is scheduled for opening in January 2000 at the Company's facility in Newark, Ohio; approximately 1,500 square feet of additional space has been leased to accommodate this addition.

      (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
           FORM 10-Q       FOR THE QUARTER ENDED SEPTEMBER 30, 1999
           ---------       ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

The Company, through a subsidiary, opened its fifth center in May 1999. The Women's Health Center is located in a newly constructed addition to its facility on Kenny Road in Columbus, Ohio. This 7,500 square foot center is dedicated to women's health and imaging services and will include an outpatient surgical suite for breast surgery that is scheduled to open in early 2000.

Working capital decreased to a deficit of approximately $2,400,000 at September 30, 1999. Current assets decreased approximately $25,000 in 1999 due mostly from a decrease in cash of approximately $670,000 offset by an increase in total receivables of approximately $648,000. The decrease in cash is due to supporting the new centers while they are in a start-up mode (start-up costs are expensed for financial statement presentation - See Note 3). The total receivables increased approximately $1,100,000 in trade receivables attributable to the developing business at the newer facilities (I.E. PET), partially offset by the collection of other receivables. Current liabilities increased approximately $2,400,000 in the nine months ending September 30 due primarily from increases in accrued taxes ($830,000), accrued other expenses ($320,000) and current portion of long-term debt ($1,020,000). The increases in taxes (see Note 13) and other expenses are primarily due from the strains of operating in a start-up mode while the increase in current portion of long-term debt is due to increased principal payment schedules (some of which are not current) during 1999 as a result of the addition of equipment for the new centers as well as the purchase of real property associated to unconsolidated affiliates (see Note 11).

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position has diminished in the first nine months with a working capital deficit of approximately $2,400,000 at September 30, 1999. The primary decline in liquidity arises from the support of new facilities during their respective growth stages whereby receivables are initially slower to collect while fixed costs during the initial phase exceeds revenues. The Company and its subsidiaries, limited partnership, and limited liability companies, have committed to certain equipment upgrades or acquisitions that will be financed through vendor programs. As of September 30, 1999, the cost of such equipment currently on order and expected to be installed in the fourth quarter of 1999 and first quarter of 2000 is approximately $675,000. The aforementioned equipment relates primarily to the Company's second nuclear medicine department scheduled for opening in January 2000 and the first quarter of 2000 addition of fluoroscopy equipment to existing space in one of the Company's Columbus Ohio locations.

Cash decreased approximately $574,000 during the first nine months of 1999. Cash used in operations was approximately $405,000 while cash used in investing activities was $578,400. The major use of cash in investing activities was the investment and advances to affiliates with start-up operations ($1,014,000) and related capital expenditures ($647,000), offset by the proceeds from the sale of assets ($387,000), collection of notes receivable ($226,000) and amounts due from the related parties and affiliates ($372,000) as well as the utilization of

    (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
          FORM 10-Q        FOR THE QUARTER ENDED SEPTEMBER 30, 1999
          ---------        ----------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

restricted cash ($97,000). In addition, financing activities provided approximately $409,000, primarily as a result of net long-term obligations increases ($324,000). The unconsolidated affiliates required cash during the first nine months of 1999 and will continue to need additional (but diminished) support. As of July 1, 1999, the Company's nursing facility received a rate increase that represents an estimated annual revenue increase of approximately $500,000.

During October 1998, the Company, along with a partner, completed construction of a major 31,000 square foot, two-building center including radiology, nuclear medicine, cytology, radiation therapy, Positron Emission Tomography (the first PET scanner in Central Ohio), and a therapy and rehab center. A subsidiary of the Company has a 22-1/2% interest and management control and responsibility in the radiation therapy, and 100% ownership in the radiology, PET and nuclear medicine operations. In addition, the Company, through a subsidiary, has opened a Women's Health Center in the second quarter of 1999, which is dedicated to women's health and imaging services. The related outpatient surgical suite for breast surgery is expected to open in the first quarter of 2000.

Management believes that present resources available and anticipated through the growth of the newer centers will meet anticipated requirements for operations of the business. Other than as indicated above, there are no further material commitments for capital expenditures.

RESULTS OF OPERATIONS 1999 VS. 1998

Consolidated pre-tax earnings/(loss), before the cumulative effect of a change in accounting principle - write off of start-up costs and exclusive of depreciation of $592,600 and interest of $700,000, was $135,300 for the first nine months of 1999 compared to $271,500 (exclusive of $187,200 of depreciation and $160,200 of interest) in the first nine months of 1998. Results for the September quarters, on the same basis, was $264,400 in 1999 and ($37,400)
(1998). The Company does not believe that the results of the first nine months are indicative of the full year results. In addition to the increasing revenues of the new ventures (i.e. P.E.T., which had 3 new procedures approved July 1, 1999), the Company's nursing home received a rate increase July 1, 1999 that represents additional estimated revenues of $250,000 in the second half. The focus on the expansion of Diagnostic and Radiology, including radiation therapy, along with the economies of size and cost control are expected to generate profits upon the completion of the start-up mode. The new medical complex located on Jasonway Avenue in Columbus was completed in October 1998. This major facility includes the Company's second Radiation Oncology facility as well as an advanced Diagnostic Center including the first Positron Emission Tomography (P.E.T.) scanning unit in Central Ohio. The Company also opened its Women's Health Center on Kenny Road in the second quarter of 1999.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
            FORM 10-Q     FOR THE QUARTER ENDED SEPTEMBER 30, 1999
            ---------     ----------------------------------------

                    WENDT-BRISTOL HEALTH SERVICES CORPORATION
                    -----------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS 1999 VS. 1998 (Continued)

Consolidated revenues from operations for the three and nine months ended September 30, 1999 increased approximately $2,161,500 or 47% and $898,500 or 55% from the same periods in 1998. Net sales decreased $271,500 (three months) and $820,000 (nine months). The aforementioned consolidated revenues reflect the increase in service revenues, net of the absence of 1999 net sales. The decline in net sales is due to the December 31, 1998 sale of the Company's last pharmacy while the increase in service revenues is attributable to increased diagnostic volumes due to the opening of new centers.

Cost of sales decreased approximately $205,600 and $621,200 for the three and nine months ended September 30, 1999 due to the sale of the pharmacies during 1998.

Selling, general and administrative expenses increased approximately $704,700 and $2,262,400 for the three and nine months ended September 30, 1999 as compared to the comparable period in 1998. The increase is mostly due to the opening of two diagnostic centers and the expansion of the Company's mobile mammography division.

Interest expense for the three and nine months ended September 30, 1999 increased approximately $188,000 and $539,800 as compared to the same period in 1998. The increase is primarily due to the increased amount of debt attributable to the addition of equipment at the two new diagnostic centers, as well as the 1999 mortgage debt associated to the acquisition of real property (see Note 11).

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

The Company has conducted an assessment of its computer systems to identify items that could be impacted by the Year 2000 issue and formulated the following course of action. The Company continues to review its non- information technology systems. Although the Company does not anticipate that non-information technology systems will pose a major problem, as its reliance on such systems is relatively small, non-information technology systems are more difficult to evaluate and repair than information technology systems and may require replacement. The Company continues its review of its information technology systems and will make any further necessary software upgrades in 1999. In addition, the Company has been separately evaluating its accounting

        (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
           FORM 10-Q       FOR THE QUARTER ENDED SEPTEMBER 30, 1999
           ---------       ----------------------------------------

                    WENDT-BRISTOL HEALTH SERVICES CORPORATION
                    -----------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 (CONTINUED)

software and is currently in the process of implementing a new system which is anticipated to be completed during the fourth quarter of 1999. Total cost of the conversion is expected to be approximately $45,000. The Company has been assessing the Year 2000 readiness of those third parties that could have a material impact on the Company's operations. The Company began sending Year 2000 questionnaires to these third parties in late 1998 with the intent to evaluate the steps these parties have taken to assess and remedy their respective Year 2000 problems. The Company continues to evaluate these questionnaires. The area in which the Company is most dependent on third parties is technical equipment and accounts receivable. The most significant equipment is from major vendors who have already made assurances of Year 2000 compliance. The vast majority of the Company's accounts receivable are paid through both private and public insurance programs. Since these organizations are either governmental in nature or heavily regulated by the government, the Company is confident that they either are or will shortly be Year 2000 compliant. Nonetheless, the Company has begun evaluating the readiness of these organizations as discussed above. The most reasonably likely worst case scenario the Company faces in regards to Year 2000 problems is a lack of compliance on the part of the third parties with which it deals. Though not highly dependent on any particular vendor, the failure on the part of its vendors could result in the Company not being able to get those supplies it needs to administer its business. The Company is prepared to find alternative vendors should this problem result and is considering building up an inventory of any necessary supplies to prevent any shortage if such an eventuality were to occur. The area of noncompliance that would have the greatest negative impact on the Company's business is that of the private and public insurance programs that ultimately pay for the Company's services. A lack of compliance on their part could result in the Company not being promptly or properly paid for the services provided, impacting the Company's cash flow and its ability to meet its operational needs. The Company is working to develop alternative billing procedures to deal with any lack of readiness on the part of these third parties.

The Company is utilizing both internal and external resources to reprogram or replace and test all of its software. The Company estimates that to evaluate, reprogram and replace equipment and software to ensure Year 2000 compliance, a total of $5,000 will be spent on outside consultants. In addition, as discussed above, the Company estimates a total cost of approximately $45,000 to replace its existing accounting system. Such costs have been financed during the second quarter of 1999.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
           FORM 10-Q FOR      THE QUARTER ENDED SEPTEMBER 30, 1999
           -------------      ------------------------------------

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


                            THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                            ---------------------------------------------
                            (Registrant)


    November 19, 1999            By: /s/ Marvin D. Kantor
                                    ----------------------------------------
                                 Marvin D. Kantor
                                 Chairman
                                 (Principal Executive Officer)


    November 19, 1999            By:  /s/ Sheldon A. Gold
                                    -----------------------------------------
                                 Sheldon A. Gold
                                 President
                                 (Principal Financial and Accounting Officer)