Form 10-K
period 1999-12-31
WENDT BRISTOL HEALTH SERVICES CORP
filed 2000-09-28
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ANNUAL REPORT AND FORM 10-K

                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE YEAR ENDED
DECEMBER 31, 1999                                COMMISSION FILE NUMBER 0-11656

                            THE WENDT-BRISTOL HEALTH
                              SERVICES CORPORATION

             (Exact name of Registrant as specified in its charter)

             DELAWARE                                    22-1807533
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

TWO NATIONWIDE PLAZA, SUITE 760
          COLUMBUS, OHIO                                   43215
(Address of principal executive offices)                 (Zip Code)

                   REGISTRANT'S TELEPHONE NO.: (614) 221-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of Each Class              Name of each exchange on which registered
      -------------------              -----------------------------------------
Common Stock, par value $.01 per share                   None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] (by reason of late filing of Form 10-K herein)

          On April 18, 2000, as a result of the delinquent and unfiled Form 10-K, the American Stock Exchange halted trading in the registrant's stock; on such last day of trading, the aggregate market value of the voting stock of The Wendt-Bristol Health Services Corporation held by non-affiliates of the Registrant was approximately $3,031,000 based upon the closing price for such Common Stock on said date as reported by the American Stock Exchange. On such date, there were 6,069,356 shares of Common Stock of the Registrant outstanding. On August 10, 2000, the American Stock Exchange delisted the Company as a result of the delinquent and unfiled Form 10-K.

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                            See Part IV, Item 14(a)3

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999*

                                     PART I


ITEM 1.           BUSINESS

                  The Company, a Delaware corporation, was originally organized under the laws of the State of New Jersey on January 19, 1966 under the name of Temco Products, Inc. and assumed its present name on October 26, 1992. The Company, as a result of an October 1991 sale of its manufacturing division located in New Jersey, retained the real estate associated to that operation. The Company maintained the property under a long-term lease with the purchaser of the division until the purchaser filed for Chapter XI protection in December 1999. At this time, the Company is in the process of leasing the premises through the use of a local real estate agent.

                  The operations of the Company are also conducted through its wholly-owned subsidiary Wendt-Bristol Company ("W-B"), currently a Delaware corporation that has been in existence since 1903. W-B, through its approximately 86% owned subsidiary Wendt-Bristol Diagnostics Company ("WBDC") currently operates three multiple disciplinary medical diagnostic centers that provide positron emission tomography
                  (PET), nuclear medicine, magnetic resonance imaging (MRI), CT Scans, ultra-sound, x-ray, bone densitometry and mammography.

                  WBDC also owns 50% of Wendt-Bristol Diagnostic Co. L.P. ("WBDC-LP") and Wendt-Bristol Crosswoods Ltd. ("WBC") and provides management services for a fee to these centers. These centers provide similar modalities as WBDC but do not provide PET which is only available at the Jasonway Avenue facility (the only PET in central Ohio).

                  Additionally, WBDC provides management services for a fee to two additional centers in which it owns a 22 1/2% equity interest in the entity: Wendt-Bristol Oncology Centers, Inc. ("WB Oncology"). These centers provide radiation therapy. One center is located adjacent to a hospital while the other is located in the same building as WBDC's Jasonway facility that provides PET.

                  In conjunction with its centers, WBDC also operates three mobile mammography units which are placed at various physicians offices on a scheduled short-term basis.

                  During June 1999, WBDC completed construction of a Women's Health Center dedicated to early detection of breast disease including an ambulatory surgery unit for breast surgery on land adjacent to the WBDC-LP diagnostic and radiology facility. The two facilities are connected as one building. It is anticipated that the surgery unit will open in the fourth quarter 2000.



---------------------------------------
* Statements contained herein concerning the provisions of any document are not necessarily complete and, in each instance, reference is made to the copy of such document filed as an exhibit to this Form 10-K or otherwise filed with the Securities and Exchange Commission. Each such statement is qualified in its entirety by such reference.

ITEM 1.           BUSINESS (CONTINUED)

                  During 2000, WBDC formed Positron Isotopes, LLC, a limited liability company, in which the Company currently has a 50% membership interest. Operations of a manufacturing facility for radioactive isotopes is expected to begin in fall 2000. These radioactive isotopes will be produced through use of a cyclotron which has been ordered and financed by a bank (with guarantees by each of the 50% members). Such isotopes are essential to the operation of the PET unit and is expected to provide more timely delivery enabling the Company to perform increased number of patient procedures as well as additional types of procedures. The cyclotron will also produce other nuclear medicine material for use by WBDC and unrelated third-party customers, including hospitals.

                  The nature of the Company's business has undergone changes over the past several years. During the years from 1993 through 1998, the Company operated and subsequently sold or ceased operations of three retail pharmacies, two nursing homes, a Medicare-certified home health care agency and a medical office building. On November 30, 1999, the Company sold its remaining nursing home. In June 2000, the Company ceased operations in the WB Oncology facility located in the same building as WBDC's diagnostic center. Management is exploring the possibility of obtaining an unrelated third party for a "turn-key" operation or sale of the WB Oncology facility. In the event the "turn-key" or sale is not consummated, it is management's intent to vacate its corporate office space and move into this facility.

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

                  The diagnostic and radiation therapy centers component of the Company's business is subject to competition from not only other independent centers, but hospitals and hospital-affiliated centers as well. In recent years, the pressures imposed by "managed care" insurers have forced the Company's centers to accept decreased reimbursement rates. Moreover, hospitals in the Columbus, Ohio market have fairly recently begun to expand and build new centers. The hospitals are at a somewhat competitive advantage related to their relationship with staff physicians and the ability to come into contact with potential patients immediately when the person is hospitalized. The Company's centers and their respective potential patients, however, do not have to deal with the inconvenience of admitting the patients but do have access, free transportation and flexible hours of business which appeals to many patients.

                  EMPLOYEES: LABOR RELATIONS. The Company had approximately 150 employees at June 30, 2000. The Company considers its relations with its employees to be good.

                  PATENTS AND TRADEMARKS. The Company owns registered trademarks, including "the Best of Health!", which are utilized in connection with the marketing of Company services and products.

                  INDUSTRY SEGMENTS. The operations of the Company and its subsidiaries during 1999 fell within two industry segments:
                  Nursing homes; and Medical services and other. The nursing home segment was discontinued in December 1999; therefore, the financial statements have been restated to reflect the discontinued operations in the Consolidated Statement of Operations.

ITEM 1.           BUSINESS (CONTINUED)

                  The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Operating Segments". The operations of the Company and its subsidiaries are all located in Central Ohio and fall within two industry segments: Nursing homes; and Medical services and other. Management considers income taxes as a corporate expense and accordingly does not allocate this cost or benefit to the operating segments. The following is a summary of key segment information for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                                                         MEDICAL
                                                                         NURSING       SERVICES AND
                                                                          HOMES (1)       OTHER (2)         TOTAL
                                                                          -----           -----             -----
                                       1999
                                       ----
                    Revenues/sales to unaffiliated customers  $        3,925,233 $      4,593,619 $      8,518,852
                    Interest income                                       24,444           37,626           62,070
                    Interest expense                                      14,359        1,083,469        1,097,828
                      Net interest expense (income)                     (10,085)        1,045,843        1,035,758
                    Depreciation and amortization                         40,589          753,863          794,452
                    Segment profit (loss)                                208,221      (6,942,595)      (6,734,374)
                    Equity in earnings (losses) of affiliates            -              (163,483)        (163,483)
                    Investments and related advances, net                -              3,440,171        3,440,171
                    Segment assets                                       811,200       18,367,110       19,178,310
                    Expenditures for segment assets                       24,225        4,968,086        4,992,311

                                       1998
                                       ----
                    Revenues/sales to unaffiliated customers  $        3,894,002 $      3,718,637 $      7,612,639
                    Interest income                                           12          239,299          239,311
                    Interest expense                                      10,208          599,737          609,945
                      Net interest expense                                10,196          360,438          370,634
                    Depreciation and amortization                         41,687          333,344          375,031
                    Segment profit (loss)                               (53,739)        (390,760)        (444,499)
                    Equity in earnings (losses) of affiliates           -                (20,100)         (20,100)
                    Investments and related advances, net               -               4,663,780        4,663,780
                    Segment assets                                     3,917,015       16,301,219       20,218,234
                    Expenditures for segment assets                       47,889        5,038,623        5,086,512

                                       1997
                                       ----
                    Revenues/sales to unaffiliated customers          13,428,624        3,701,627       17,130,251
                    Interest income                                        1,913          168,003          169,916
                    Interest expense                                     621,462          441,555        1,063,017
                      Net interest expense                               619,549          273,552          893,101
                    Depreciation and amortization                        209,502          150,134          359,636
                    Segment profit (loss)                              1,560,091        (698,442)          861,649
                    Equity in earnings (losses) of affiliates           -                 348,206          348,206
                    Investments and related advances, net               -               3,036,998        3,036,998
                    Segment assets                                     9,291,623        8,215,838       17,507,461
                    Expenditures for segment assets                      278,606          315,341          593,947

                  (1) The nursing home segment has been classified as discontinued operations in the consolidated statements of operations.

                  (2) WBDC operates, as Manager, facilities which it owns 50% or less and the above does not include those entities in the consolidation other than "equity in earnings (losses) of affiliates".

ITEM 1.           BUSINESS (CONTINUED)

                  RISK FACTORS. The Company has a history of net losses and negative cash flow and is currently unable to satisfy its needs from operations. The Company has experienced net losses for December 31, 1999 and 1998 it expects that losses will continue for the year ended December 31, 2000. The Company cannot know when, if ever, net cash generated by its internal business operations will support its growth and continued operations.

                  The Company needs substantial amounts of additional financing:

                  (a)  The Company anticipates that cash will be required for:

                              -      Operating expenses
                              -      Debt service requirements
                              -      Other corporate expenditures

                  The Company expects cash needs will exceed cash flows from operating activities through 2000. In addition, operations may need to be revised to respond to competitive and other factors so the need for cash may increase.

                  (b) A current financing agreement contains certain restrictions on additional financing that can adversely effect operations. Current cash needs are greater than cash on hand and availability under the existing financing agreements. As a result, additional funds in the form of accounts receivable financing, equity and/or debt financing will be required to support current operations.

                  The Company's 5% bonds are registered with SG Ruegg Bank, Ltd. in the original principle amount of 5,000,000 Swiss Francs ($3,416,934). The bonds include a restriction prohibiting obtaining financing collateralized by accounts receivable. The availability of any accounts receivable financing will be subject to obtaining a waiver of the covenant that restricts a grant lien on accounts receivable. Further, even if the restriction is waived, there can be no assurance that such financing can be obtained, or if obtained, that it will be on favorable terms.

                  (c) Funding for operational and capital needs is not assured. The Company currently has no legal binding commitments or understandings with any third parties to obtain any material amount of additional equity or debt financing. The Company cannot be assured that additional financing can be obtained or should the financing be obtained, that it will be on acceptable terms. As a result, there is no assurance that adequate capital will be available to maintain the current levels of operation.

                  (d) As a result of the Company's inability to pay its outside auditors the balance of prior year audit fees, the financial statements included in this report do not contain the auditors' opinion, however, a mutually acceptable payment schedule has been negotiated. Upon successful completion of the payment terms, the opinion will be rendered on a "going concern" basis.

                  (e) The Company is in arrears on a number of payment obligations to all it's secured creditors. Negotiations are continuing with all such creditors, any failure to successfully conclude negotiations will adversely affect the Company's continuing operations.

                  (f) Although the Company has been in continuous negotiations with a number of parties relating to possible sale-leasebacks, strategic joint ventures and sale of a portion of assets, all designed to alleviate the cash flow difficulties and, in certain cases, improve operations, there can be no assurance that such endeavors will be successful. Although negotiations continue, the Company has been unable to enter into definitive agreements at this time.

                  Forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

                  "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES FORM ACT OF 1995. Some of the statements made in this annual report are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking word such as "believes", "expects", "plans", "may", "will", "would", "could", "should" or "anticipates" or other comparable words, or by discussions of strategy that involves risk and uncertainties. These forward-looking statements are only predictions , which are subject to risks and uncertainties, including financial variations. The Company has attempted to identify, in context, some of the factors that it currently believes may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The Company's operations may also be subject to the effect of other risks and uncertainties in addition to the other qualifying factors identified in this "Risk Factors" section and elsewhere in this annual report, including but not limited to:

                  - General economic conditions in the geographic areas and market segments in which the Company operates

                  -   Ability to achieve and maintain market penetration

                  - Growth and levels of accounts receivables and collection of accounts receivables

                  - Access to sufficient debt or equity capital to meet operating and financing needs

                  REGULATION OF THE HEALTH CARE INDUSTRY. The Company must comply with extensive federal, state and local government regulations applicable to the health care industry.

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

                  REQUIREMENT OF CERTIFICATE OF NEED. In recent years, Certificate of Need ("CON") laws and regulations have been relaxed and even eliminated in certain instances.

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

ITEM 2.           PROPERTIES

                  The Company leases approximately 6,100 square feet of space in a downtown Columbus, Ohio office building which serves as the Company's and WBDC's general offices. It is management's intent to terminate its lease and move into a facility leased by WBDC. Certain operations were terminated at the equity affiliates facility in Columbus, Ohio in June 2000. Management is exploring the possibility of obtaining an unrelated third party for a "turn-key" operation or sale of this facility. In the event the "turn-key" or sale is not consummated, it is management's intent to vacate the downtown property and move into this facility thereby leasing approximately 10,600 square feet of office space in Columbus, Ohio for its general offices.

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

                  In February 1998, a subsidiary of the Company opened a 3,200 square feet diagnostic center in nearby Granville, Ohio. This one story center, Wendt-Bristol Erinwood, operates on leased premises. Additional modalities were added in 1999 and approximately 1,500 square feet of office space.

                  In October 1998, a subsidiary of the Company opened a 10,600 square foot diagnostic center in Columbus, Ohio. Jasonway Diagnostics operates on leased facilities. In April 1999, WBDC acquired from unconsolidated equity affiliates two properties which include land and building. The Company rents the properties to the equity affiliates.

                  The Company, through a subsidiary, opened in June 1999 its Women's Health Center on Kenny Road. This 7,500 square foot center focuses on women's health and imaging services and includes an outpatient surgical suite for breast surgery expected to open in fourth quarter 2000.

                  The present aggregate annual rentals of all property leases referred to are approximately $461,000 and their terms have expiration dates ranging through July 2015.

                  The Company believes that the facilities described or referred to above are adequate and sufficient for its present needs and requirements.

                  The Company owns land and a plant located in Passaic, N.J., which were formerly used by its Healthcare Division (manufacturer of durable medical equipment), which was sold on October 1, 1991. This property was leased to the purchaser at the time of the transaction and the mortgage amortization schedule coincided with the term of the lease. The tenant vacated the premises and has filed for bankruptcy in 1999. The Company is in the process of leasing the premises to one or more new tenants and has established a working relationship with the bank/mortgagor.

                  The New Jersey Department of Environmental Protection and Energy ("NJ DEPE") determined that the Passaic, New Jersey, real estate of the Company did not completely comply with applicable New Jersey laws and regulations pertaining to the environment. The contamination in question had resulted primarily from underground tanks, long abandoned by prior owners of the site, and the contents thereof. All of such tanks have been removed by the Company. In part the contamination was also attributable to the method, initiated by prior operators, of disposal of solvents. The Company has incurred total costs of $1,119,000 related to environmental matters in New Jersey, of which $208,000 was spent in the five fiscal (calendar) years ended December 31, 1999. The Company has been advised by its special New Jersey counsel and independent environmental engineer that this matter is expected to be completed by the end of 2000; estimated 2000 costs are approximately $125,000 (which are available in a previously established escrow fund supervised by the NJ DEPE).

ITEM 3.           LEGAL PROCEEDINGS

                  A judgment was entered against The Wendt-Bristol Health Services Corporation on February 26, 2000, in favor of Schottenstein, Zox & Dunn Co., L.P.A. in the case of SCHOTTENSTEIN, ZOX & DUNN CO., L.P.A. V. THE WENDT-BRISTOL HEALTH SERVICES CORPORATION, Case No. 00CVH02-1714, Court of Common Pleas, Franklin County, Ohio. The judgment is in the sum of $117,894 including interest. The action involves the claim of the former legal counsel for the Company for unpaid fees. The Company filed a Motion for Relief from Judgment, which was denied by the Court's decision dated July 3, 2000. The plaintiff has sought collection of the judgment, but thus far has recovered only $1,643. On March 24, 2000, Schottenstein, Zox & Dunn ("SZD") filed a Creditor's Bill and Complaint in the Court of Common Pleas of Franklin County, Ohio (Case No. 00CVH03-02642) wherein they sought a lien on all outstanding shares (the "Shares") of the Wendt-Bristol Company ("WB"). The shares were in the possession of Heller Health Care Finance, Inc. ("Heller"). The shares had been pledged as security for a loan transaction between Health Care Financial Partners ("HCFP") and the Company entered into on or about May 30, 1996. Heller Health Care Financing, Inc. acquired Health Care Financial Partners (HCFP) subsequent to the loan payoff. SZD obtained a default judgment against the Company on August 25, 2000. The Company contends that proper service was not obtained and the Company did not have proper notice of the litigation. On or about July 18, 2000, Heller assigned to Ike's Pond, Inc. ("Pond"), a wholly owned subsidiary of SZD, all of its right, title and interest in and to any indebtedness from the Company to Heller, the Shares, the stock pledge, and the financing documents between Heller and the Company. Pursuant to that assignment, Pond issued a notice of sale of the Shares on August 25, 2000, advising persons receiving the notice, of an auction of the Shares to be held on September 5, 2000. The Wendt-Bristol Health Services Corporation ("WBHS") filed a complaint in Franklin County Court of Common Pleas against all of the above parties on August 31, 2000 for a declatory judgement that the shares pledged to HCFP be returned to the Company and seeking damages for defamation, breach of fiduciary duty and conversion.

                  On September 25, 2000 both cases with SZD were settled whereby the Company has agreed to pay past due legal fees with interest in the amount of $140,000 as follows: $25,000 as a down payment and $15,000 every other week until payment in full is made. Pursuant to the settlement terms, the WB shares are to be held by Marvin D. Kantor, Chairman of the Company, in escrow, subject to SZD's Creditor's Bill with the obligation to transfer the shares to SZD in the event of default in payment of the settlement terms.

                  An action was filed in the Common Please Court of Montgomery County, Ohio on April 27, 2000, captioned K-S NUCLEAR, INC., ET AL. V. WENDT-BRISTOL DIAGNOSTIC COMPANY (Case No. 2000CV1908). In that action, the plaintiffs claim that WBDC is indebted to them for diagnostic and consulting services rendered between May 1998 and January 2000, in the sum of $174,100. WBDC has filed a Counterclaim in the action, claiming the conversion of an item of equipment, and seeking damages in the sum of $58,000. While WBDC acknowledges that the plaintiff has not been paid in full for all services rendered to WBDC, the exact amount of WBDC's obligation is in dispute. Furthermore, WBDC believes that its claim of conversion against the plaintiff is meritorious.

                  An action was filed in the Court of Common Pleas, Franklin County, Ohio, captioned RED LINE MEDICAL SUPPLY V. THE WENDT-BRISTOL COMPANY (Case No. 00CVH05-4336) on May 15, 2000. The claim of the plaintiff is for sums allegedly owed on an account for medical supplies, in the sum of $101,882. W-B has defended on the basis that many of the goods for which the plaintiff seeks payment were sold to affiliated companies, and not W-B itself. W-B also asserts that a number of the invoices for which the plaintiff seeks payments have been paid, and W-B's account balance has not been reduced by a number of credits. While W-B may ultimately be successful in defending against a considerable portion of plaintiff's claim, affiliated companies may ultimately be held liable for some of the claimed amounts.

ITEM 3.           LEGAL PROCEEDINGS (CONTINUED)

                  A lawsuit was filed in the Court of Common Pleas, Franklin County, Ohio on May 26, 2000, captioned BADGER ACQUISITION OF OHIO, LLC V. WENDT-BRISTOL HEALTH SERVICES CORP. (Case No. 00CVH05-4741), wherein the plaintiff claims the sum of $160,871 for allegedly unpaid invoices for pharmaceutical products. The Company has not yet filed its answer in this case, but intends to do so. The claims filed by plaintiff are not for goods purchased by the Company, but by companies affiliated with the Company. The Company has not yet, at this time, determined whether the claims, if brought against the proper entities, have merit.

                  THREATENED LITIGATION AND RELATED MATTERS

                  The Company and/or Wendt-Bristol Diagnostics Company is currently in default under 9 equipment leases and maintenance agreements with Siemens Financial Services, Inc. and/or its affiliates ("Siemens") pursuant to which the lessors are claiming acceleration of $4,443,572 of lease obligations, plus late charges and any other fees, costs and expenses, including attorney fees, which may be due as a result of default. The Company is continuing its negotiations with Siemens in an attempt to refinance the leases and defer payments. Certain of the equipment is material to the operations of the Company and its business would be substantially impaired if a workout is not consummated or not consummated on favorable terms.

                  Additionally, the Company and/or Wendt-Bristol Diagnostics Company is currently in default under 25 equipment leases and a maintenance agreement with G.E. Medical Systems ("G.E.") pursuant to which the lessors are claiming acceleration of $3,276,866 of lease obligations. Equipment maintenance is maintained on a COD basis. The Company is continuing its negotiations with G.E. in an attempt to refinance the leases and defer payments. Certain of the equipment is material to the operations of the Company and its business would be substantially impaired if a workout is not consummated or not consummated on favorable terms.

                  On August 17, 2000, a group of individuals alleging ownership of 1,820,987 shares of common stock of the Company filed a
                  Schedule 13D with the Securities and Exchange Commission indicating an intention to elect a slate of directors which they intend to nominate. No slate has, as of yet, been proposed by such parties. On August 30, 2000 the Company filed a Complaint for Declaratory Injunctive and Other Relief in the United States District Court for the Southern District of Ohio, Eastern Division, Civil Action No. 200-996 against the parties to the 13D, alleging, among other things (i) the intentional and fraudulent omission of required information rendering the 13D statement invalid and unenforceable and asking for a declaratory judgment and injunctive relief and
                  (ii) breach of fiduciary duty by defendants Clemente Del Ponte, a past director, and McBridge Advisory Ltd., an affiliate of Del Ponte, by disclosing confidential and proprietary financial and other information to third parties, resulting in monetary damage to the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  During the fourth quarter of 1999, no matters were submitted to a vote of security holders.

                  The annual shareholders' meeting has not been scheduled pending the completion and filing of its Annual Report Form 10-K. At such time, a meeting will be scheduled and a mailing (including such report) will be sent to holders of record.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

                  (a)      Price Range of Common Stock

                      The high and low trade prices for the Company's Common Stock and Common Stock Purchase Warrants as reported by the American Stock Exchange for the periods indicated are as follows:

                         AMEX SYMBOL                      WMD                             WMD.WS (A)

                            YEAR                     COMMON STOCK                          WARRANTS
                            ----                     ------------                          --------
                             1999                HIGH              LOW              HIGH               LOW
                             ----                ----              ---              ----               ---
                         1st Quarter            1 5/16             3/4                *                 *
                         2nd Quarter            1 7/16            11/16              3/8              1/16
                         3rd Quarter           1 11/16              1                (A)               (A)
                         4th Quarter            1 1/8              5/8               (A)               (A)

                             1998
                             ----
                         1st Quarter           1 3/8              1 1/16            1 1/4              3/8
                         2nd Quarter           1 5/8               1 1/8             7/8               1/4
                         3rd Quarter           1 5/8               1 1/4             3/4               5/8
                         4th Quarter           1 3/8                1                1/2               1/2

                    * Not Traded

                  (A) The warrants expired May 1, 1999. Series II warrants would be issued upon exercise of the previous warrants. Effectively, the Series II warrants expired with the warrants on May 1, 1999 since a minimal amount of the warrants were exercised prior to May 1, 1999. The Series II warrants expired May 1, 2000.

                  As a result of the delinquency in filing the 1999 Form 10-K, trading was suspended by the American Stock Exchange on April 18, 2000. On August 10, 2000, the American Stock Exchange delisted the Company as a result of the delinquent filing. Until such time as the Company completes the required filings for application to another market maker, there is no market for the Company's common stock.

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

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS (CONTINUED)

                  (b)   Approximate Number of Equity Security Holders

                      The number of holders of record for each class of equity securities of the Company as of June 30, 2000 was as follows:

                                                             NUMBER OF HOLDERS
                    TITLE OF CLASS                             OF RECORD (1)
                    --------------                           -----------------
                    Common Stock, par value $.01
                     per share ("Common Stock")                     696

                    Common Stock Purchase Warrants (A)              n/a

                    Series No. 1 Warrants                            1

                      (1) The number of stockholders of record includes shares
                          held in "nominee" or "street" name.

                           (A) The warrants expired May 1, 1999. Series II warrants would be issued upon exercise of the previous warrants. Effectively, the Series II warrants expired with the warrants on May 1, 1999 since a minimal amount of the warrants were exercised prior to May 1, 1999. The Series II warrants expired May 1, 2000.

                  (c)   Dividends

                      No cash dividends have been declared or paid by the Company.

                  This chart shows the Company's performance in the form of cumulative total return to shareholders from December 31, 1994 until December 31, 1999 in comparison to Standard and Poor's 500 and Standard and Poor's 500 Healthcare Composite Index.


                                                                       ANNUAL RETURN PERCENTAGE
                                                                             YEARS ENDING
                                                        --------------------------------------------------------

                               COMPANY/INDEX            DEC 95     DEC 96      DEC 97     DEC 98      DEC 99
                               -------------            ------     ------      ------     ------      ------

                    Wendt-Bristol Health Svc Cp              28.60      166.90    (16.67)        4.96   (52.36)
                    Health Care - 500                        57.85       20.75      43.72       44.22     21.04
                    S & P 500 Index                          37.58       22.96      33.36       28.58    (8.24)


                                                                        INDEXED RETURNS
                                                                          YEARS ENDING
                                               -------------------------------------------------------------------
                                                BASE
                                               PERIOD
                          COMPANY/INDEX        DEC 94      DEC 95     DEC 96     DEC 97      DEC 98     DEC 99
                          -------------        ------      ------     ------     ------      ------     ------

                    Wendt-Bristol Health
                     Svc Cp                            100     128.60     343.25      286.04     300.23    143.02
                    Health Care - 500                  100     157.85     190.61      273.93     395.06    362.49
                    S & P 500 Index                    100     137.58     169.17      225.60     290.08    351.12

Item 6.     SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES


                        (In Thousands, Except Share Data)



                                                                                Year Ended December 31,
                                                             1999          1998            1997            1996         1995
INCOME STATEMENT DATA
Revenues:
  Net sales                                             $         -    $     1,092     $     2,435    $     2,816   $     2,709
  Service income                                              4,594          2,627           1,266          1,570         1,879
                                                        -----------    -----------     -----------    -----------   -----------
                                                              4,594          3,719           3,701          4,386         4,588
                                                        -----------    -----------     -----------    -----------   -----------
Costs and expenses:
  Cost of sales                                                  -             837           1,820          2,072         1,920
  Selling, general and administrative expenses, net           5,332          2,982           2,482          2,914         2,682
  Depreciation                                                  754            334             150            155           147
  Non-recurring items                                         4,869              -               -              -             -
                                                        -----------    -----------     -----------    -----------   -----------
                                                             10,955          4,153           4,452          5,141         4,749
                                                        -----------    -----------     -----------    -----------   -----------

Operating income (loss)                                      (6,361)          (434)           (751)          (755)         (161)
                                                        -----------    -----------     -----------    -----------   -----------

Other income (expense):
  Minority interest in affiliates, net                          166            (62)           (102)           (54)          (23)
  Equity in earnings of affiliates                             (163)           (20)            349            425           502
  Interest expense                                           (1,046)          (462)           (307)          (224)         (231)
  Gain on sale of  assets                                        61            422              -              -             -
  Other, net                                                      6            107               6             92          (110)
                                                        -----------    -----------     -----------    -----------   -----------
                                                               (976)           (15)            (54)           239           138
                                                        -----------    -----------     -----------    -----------   -----------

Loss before income taxes                                     (7,337)          (449)           (805)          (516)          (23)

Benefit for income taxes                                        175             75             333             52            66
                                                        -----------    -----------     -----------    -----------   -----------

Net income (loss) from continuing operations                 (7,162)          (374)           (472)          (464)           43

Income (loss) from discontinued operations, net
 of tax and minority interest                                   (65)            99             649            218           174

Gain on disposal of discontinued operations,
 net of tax and minority interest                               276              -           1,205              -             -
                                                        -----------    -----------     -----------    -----------   -----------

Income before extraordinary item and
 cumulative effect of a change in accounting
 principle                                                   (6,951)          (275)          1,382           (246)          217

Extraordinary gain on forgiveness of debt,
 net of tax and minority interest                               337              -               -              -             -

Cumulative effect of a change in accounting
 principle, net of tax and minority interest                   (305)             -               -              -             -
                                                        -----------    -----------     -----------    -----------   -----------

Net income (loss)                                       $    (6,919)   $      (275)    $     1,382    $      (246)  $       217
                                                        ===========    ===========     ===========    ===========   ===========

                                                                                          SELECTED FINANCIAL DATA
                                                                      THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                                                                                     (In Thousands, Except Share Data)


                                                                                     Year Ended December 31,
                                                            1999              1998             1997            1996        1995

Per share data - income (loss)
  Basic:
    Income (loss) from continuing operations        $        (1.18)   $       (0.06)   $       (0.08)   $       (0.08)   $   0.01
    Income (loss) from discontinued operations                0.04             0.02             0.30             0.04        0.03
    Extraordinary item                                        0.01          --               --               --             --
    Cumulative effect of a change in accounting
     principle                                               (0.01)         --               --               --             --
                                                     -------------     ------------     ------------     ------------     ----------
                                                    $        (1.14)   $       (0.04)   $        0.22    $       (0.04)   $   0.04
                                                     =============     ============     ============     ============     ==========
  Diluted:
    Income (loss) from continuing operations        $        (1.18)   $       (0.06)   $       (0.09)   $       (0.08)   $   0.01
    Income (loss) from discontinued operations                0.04             0.02             0.30             0.04        0.03
    Extraordinary item                                        0.01          --               --               --             --
    Cumulative effect of a change in accounting
     principle                                               (0.01)         --               --               --             --
                                                     -------------     ------------     ------------     ------------     ----------
                                                    $        (1.14)   $       (0.04)   $        0.21    $       (0.04)   $   0.04
                                                     =============     ============     ============     ============     ==========

Weighted average shares
  Basic                                               6,059,464        6,113,646        6,224,241        5,825,686     6, 131,770
  Diluted                                             6,059,464        6,113,646        6,916,241        5,825,686     6, 131,770

BALANCE SHEET DATA (at year end)
  Working capital (deficiency)                      $    (7,941)      $      476       $    2,526       $   (1,195)      $ (3,887)
  Total assets                                           19,178           20,218           17,507           19,910         19,394
  Long-term debt and lease obligations, net of
   current portion                                        9,324           11,014            6,034            9,084          6,432
  Stockholders' equity (deficit)                         (1,353)           5,520            6,045            4,742          4,543



NOTE: The selected financial data has been restated for discontinued operations (see Note 2B in Notes to Consolidated Financial Statements).

The following supplemental information combines revenues from the consolidated financial statements as above with total revenues of entities accounted for under the equity method (see Note 5 in Notes to Consolidated Financial Statements). The Company obtains management fees from the equity affiliates based on net cash received for services from these equity affiliates.

                                                                           SUPPLEMENTAL INFORMATION


Revenues - consolidated, as above                          $ 4,594          $ 3,719          $ 3,701          $ 4,386        $ 4,588

Revenues - unconsolidated entities                           7,625            7,204            5,667            4,218          4,087
                                                     -------------     ------------     ------------     ------------     ----------

Combined revenues from continuing operations                12,219           10,923            9,368            8,604          8,675

Revenues from discontinued operations                        3,925            3,894           13,429           13,148         12,605
                                                     -------------     ------------     ------------     ------------     ----------

Combined revenues                                          $16,144          $14,817          $22,797          $21,752        $21,280
                                                     =============     ============     ============     ============     ==========


NOTE:  Reference should be made to the Notes to the Financial Statements herein.

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

                  SUMMARY OF CONSOLIDATED FINANCIAL RESULTS
                  -----------------------------------------

                                                             1999                   1998                   1997
                                                             ----                   ----               -   ----
                    OPERATIONS                                    (In thousands, except per share data)
                    ----------

                    Revenues:
                      Net sales                           $   -                    $     1,092          $    2,435
                      Service income                              4,594                  2,627               1,266
                                                            -----------              ---------           ---------
                    Total revenues                        $       4,594            $     3,719          $    3,701
                                                            ===========              =========           =========

                    Operating income (loss)               $     (6,361)            $     (434)          $    (751)
                    Percent of total revenues                    (74.7)                  (5.8)                 5.0

                    Net loss from continuing
                     operations                           $     (7,162)            $     (374)          $    (472)
                    Net income (loss) from
                     discontinued operations                       (65)                     99                 649
                    Gain on disposal of
                     discontinued operations                        276               -                      1,205
                    Extraordinary gain on
                     forgiveness of debt                            337               -                     -
                    Cumulative effect of a change
                     in accounting principle                      (305)               -                     -
                                                            ----------               ---------           ---------
                    Net income (loss)                     $     (6,919)            $     (275)          $    1,382
                    Percent of total revenues                    (81.2)                  (3.6)                 8.1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                1999                   1998                   1997
                                                                ----                   ----                   ----
                    OPERATIONS                                          (In thousands, except per share data)
                    ----------

                    Per share data -income (loss)
                      Basic:
                        Income (loss) from
                         continuing operations             $     (1.18)           $     (0.06)         $    (0.08)
                        Income (loss) from
                         discontinued operations                   0.04                   0.02                0.30
                        Extraordinary item                         0.01
                        Cumulative effect of a
                         change in accounting
                         principle                               (0.01)
                                                            ----------             ----------           ----------
                                                           $     (1.14)           $     (0.04)         $      0.22
                                                            ==========             ==========           ==========
                      Diluted:
                        Income (loss) from
                         continuing operations             $     (1.18)           $     (0.06)         $    (0.09)
                        Income (loss) from
                         discontinued operations                   0.04                   0.02                0.30
                        Extraordinary item                         0.01
                        Cumulative effect of a
                         change in accounting
                         principle                               (0.01)
                                                            ----------             ----------           ----------
                                                           $     (1.14)           $     (0.04)         $      0.21
                                                            ==========             ==========           ==========

                  NOTE: Reference should be made to the Notes to Consolidated Financial Statements herein.

                  FINANCIAL CONDITION

                  Management has been focusing the Company on an aggressive expansion of its Diagnostic business, nuclear medicine and advanced imaging services, including the opening of a center featuring the only Positive Emission Tomography ("PET") technology in central Ohio. During this expansion, the Company's revenues and profitability have been adversely affected by the trend in the healthcare industry toward cost containment, governmental constraints and reductions in rates which have put downward pressure on revenue. Additionally, the Company's expansion, through a minority interest in radiation oncology business, proved to be costly both from a cash and profitability perspective. Such venture is currently under review for possible sale or "turn-key" lease.

                  The Company, through a subsidiary, opened in June 1999 its Women's Health Center on Kenny Road. This 7,500 square foot center focuses on women's health and imaging services and includes an outpatient surgical suite for breast surgery expected to open in fourth quarter 2000. Management believes that the new centers, including the Fall 2000 opening of a Cyclotron center, with a partner, (providing timely isotopes for the PET) should produce increased revenues that lead to an increase in operating earnings.

                  The Company sold its remaining nursing home on November 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  FINANCIAL CONDITION (CONTINUED)
                  -------------------------------

                  As discussed in Note 9, the Company has approximately $8,240,000 in net operating loss carryovers available for Federal income tax purposes. Such losses expire in years commencing with 2006. Management has considered the need for a valuation allowance (addressing the potential realizability), related to the deferred tax assets. As noted herein and in
                  Note 1, the Company has incurred significant losses and negative cash flow. As a significant portion of the deferred tax asset relates to net operating loss carryforwards, a valuation allowance was recorded as the realization of the deferred tax assets were not assessed as more likely than not. Additionally, management believes that the deferred tax liabilities will be recognized and offset by the existing deferred tax assets prior to the expiration of the net operating loss carryforwards in 2014.

                  As further discussed in Note 1, the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is also actively pursuing additional equity financing through discussions with potential business affiliations, vendors and/or customers possessing related technological and/or marketing capabilities that can help it develop the new markets for its currently available technology as well as its new cyclotron venture, with a partner, scheduled for the Fall of 2000.

                  Working capital decreased approximately $8,417,000 from $476,000 at December 31, 1998 to a deficit of $7,941,000 at
                  December 31, 1999. Current assets decreased approximately $584,000 due mostly from decreases in cash and restricted cash, notes receivable ($230,000), and miscellaneous receivables ($962,000) offset by accounts receivable trade increases ($831,000). The decrease in notes and miscellaneous receivables is due mostly to the collection of the notes related to the sale of the two nursing homes (see Note 4). The increase in accounts receivable is attributable to the increases in receivables at the new diagnostic centers. Current liabilities increased approximately $7,833,000 due primarily to increases in long-term debt ($5,394,000) as a result of reclassifications (see Note 7), accounts payable ($218,000), taxes, other than federal income taxes ($1,338,000), other accrued liabilities ($532,000) and notes payable - officer ($225,000). Such increases were a result of the expansion of facilities, operating losses and the funding of the radiation oncology business which is currently under review for a possible "turn-key" sale involving the entity in which the Company owns a minority interest.

                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

                  The Company's liquidity remains poor with a working capital deficit of approximately $7,941,000 at December 31, 1999. In order to address its liquidity needs during the year 2000, the Company has undertaken a program to achieve a strategic alliance with a major healthcare provider that would combine utilization of its current facilities as well as achieve a customer relationship for its new Cyclotron venture scheduled for opening in the Fall of 2000 (with a partner currently in the business, but not in Central Ohio). Additionally, the Company is exploring financing packages that would, along with the cooperation or repayment of current bond holders, provide funds through the utilization of accounts receivable. Separately, the Company is considering the possible sale of certain centers involving the possible provision of a "turn-key" sale or lease of its radiation oncology facility. Although the Company is working to achieve one or more of the aforementioned transactions in the near future, there can be no assurance of the success of any of the possible transactions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
                  -------------------------------------------

                  It should be further noted that as a result of the filing of Chapter XI by the tenant of the Company's New Jersey facility (formerly utilized by the Division that sold its assets to the tenant), the Company has been seeking a new tenant or tenants while satisfying a short-term "interest-only" arrangement with the bank mortgage holder. A tenant for approximately 40% of the space has been approved by the bank and a lease is expected to be executed upon the prospective tenant's contracting for the sale of its existing smaller facility. Although it is anticipated that additional tenants will be secured for the remainder of the property upon the initial tenant's completion of approximately $200,000 of improvements, no assurances can be secured that there will be success in the completion of this project.

                  The Company, through a limited liability affiliate, has committed to the purchase of a cyclotron (approximately $1,500,000) which is being financed by a bank (through the relationship of its limited liability partner).

                  Cash decreased approximately $478,000 during the year ended December 31, 1999. Cash flow used in investing activities was approximately $21,000 as compared to approximately $938,000 provided in the previous year. Significant utilization occurred in advances to affiliates, net ($1,305,000), increases to restricted cash ($230,000) and capital expenditures ($533,000) offset primarily by collections on sales of nursing home assets ($1,030,000), reductions in amounts due from related parties and former affiliates ($402,000) and notes receivable ($231,000) as well as the proceeds from the sale of property, plant and equipment and investments ($295,000) and marketable securities ($90,000). Net cash of approximately $175,000 was provided by financing activities. This was achieved primarily through proceeds on long-term borrowings ($871,000) and borrowings from an officer, net ($225,000) offset by principal payments on long-term borrowings ($872,000) and purchase of treasury stock ($47,000). There was a net use of funds by operating activities of approximately $632,000. The net loss of approximately $6,919,000 was offset primarily by amortization and depreciation ($768,000) and increases to accounts payable ($292,000), accrued expenses ($1,848,000), asset impairment reserve ($2,082,000, see Note 12A) and forgiveness of affiliate's debt ($1,745,000, see Note11I).

                  During October 1998, the Company, along with a partner, completed construction of a major 31,000 square feet, two-building center including radiology, nuclear medicine, cytology, radiation therapy, Positron Emission Tomography (the first PET scanner in Central Ohio), and a therapy and rehab center. A subsidiary of the Company has a relationship of a 22-1/2% interest and management control and responsibility in the radiation therapy, and 100% ownership in the radiology, PET, and nuclear. In addition, the Company, through a subsidiary, has opened its Women's Health Center in June of 1999, which has a focus on women's health and imaging services and includes an outpatient surgical suite for breast surgery expected to open in the fourth quarter 2000.

                  Management believes that, despite the financial hurdles and funding uncertainties going forward, it is exploring various opportunities that, if successfully funded and executed, could significantly improve operating results, but no assurance can be given. The continued support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success. Other than as indicated above there are no further material commitments for capital expenditures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  YEAR 2000
                  ---------

                  A potential problem existed for all companies that relied on computers as the year 2000 approached. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather that four to identify the applicable year. The Company addressed its Year 2000 compliance needs by implementing a new accounting software and other necessary applications. The Company experienced no internal problems or problems with third parties in regards to the "Year 2000" problem. The Company spent approximately $45,000 on software and hardware to ensure Year 2000 compliance.

                  The Company's payroll system is currently not Year 2000 compliant. Payroll is currently being processed by its previously existing software until such time as the payroll system associated to its other new software can be implemented (expected to be January 1, 2001). No problems have occurred as a result of this continuation of the existing software.

                  RESULTS OF OPERATIONS 1999-1998
                  -------------------------------

                  It should be noted that the following analysis reflects the discontinuation of the nursing home operations.

                  Consolidated revenues from operations for the year ended December 31, 1999 increased approximately $875,000 or 23.5% from the previous year. Net sales decreased $1,091,000 or 100% while service revenues increased $1,966,000 or 74.8% from the comparable period in 1998. The decline in net sales is due to the sale of the remaining pharmacy in 1998 (sold in December) while the service revenues increase is due mostly to: the opening of two new diagnostic centers during the prior year, one in February and the other in October; opening of the Women's Health Center in June 1999; and increases to equipment at the existing centers.

                  Cost of sales decreased approximately $837,000 or 100% for the year as compared to 1998, due to the 1998 sale of the Company's last remaining pharmacy.

                  Selling, general and administrative expenses increased approximately $2,350,000 or 78.8% for the year ended December 31, 1999 from the comparable period in 1998. The increase is mostly due to increases in expenses of the new Granville and Jasonway diagnostic centers, the new Woman's Center. Selling, general and administrative expenses at the new centers contribute heavily to the costs during their initial period of market development. Such costs have had a significant impact to the consolidated results for the year ended December 31, 1999. However, management anticipates each of the centers, upon reaching its operating goals, to contribute profits to the Company's results of operations.

                  As a result of the acquisition of the real estate of two facilities formerly owned by affiliates (non-consolidated) and the additional equipment at the new diagnostic centers, depreciation expense increased approximately $421,000 or 126.2%.

                  Reference is made to Note 17 concerning approximately $4,900,000 of non-recurring items of expense in 1999, including asset impairment ($2,082,000) and write-off of advances ($1,745,000).

                  Interest expense for the year ended December 31, 1999 increased approximately $584,000 or 126.6% as compared to the same period a year ago. The increase is mostly due to the debt from the mortgages on two facilities acquired from non-consolidated affiliates and the interest expense on additional equipment at the new diagnostic centers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  RESULTS OF OPERATIONS 1998-1997
                  -------------------------------

                  The analysis below appears in its original context from the prior year report on Form 10-K. There have been no changes reflected as a result of the 1999 reclassification of discontinued operations.

                  Consolidated revenues from operations for the year ended December 31, 1998 decreased approximately $9,518,000 or 55.6% from the previous year. Net sales decreased $1,344,000 or 55.2% while service revenues declined $8,175,000 or 55.6% from the comparable period in 1997. The decline in net sales is due to the reduction in the number of pharmacies from three in 1997 to one in 1998 (sold in December) while the decrease in service revenues is attributable to the sale of two nursing homes at December 31, 1997. Excluding the two sold nursing homes, service revenues for the year ended December 31, 1998 are up $,352,000 or 26.1% over last year. The increase is due mostly to the opening of two new diagnostic centers during the year, one in February and the other in October.

                  Cost of sales decreased approximately $983,000 or 54.0% for the year as compared to 1997. Gross margins for the year ended December 31, 1998 was 23.3% as compared to 25.3% in 1997. The decreases are primarily due to the 1997 sale of two retail pharmacies whose sales are not included in the 1998 results.

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

                  Interest expense for the year ended December 31, 1998 decreased approximately $522,000 or 58.5% as compared to the same period a year ago. The reduction is mostly due to the reduced debt for the mortgages on the two sold nursing homes and the interest income earned on the notes receivable from the sale of the homes offset by interest expense on additional equipment at the new diagnostic centers.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  MARKET RISK

                  The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates and interest rates on certain variable rate mortgages.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                  (CONTINUED)

                  FOREIGN EXCHANGE RATE RISK

                  The Company enters into forward foreign exchange contracts to hedge the currency fluctuations on the borrowings denominated in Swiss francs, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. As these futures contracts are not for trading or speculative purposes, the gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedge borrowings have been deferred until 2002, the maturity date of the bonds being hedged. At December 31, 1999, the contract amount of foreign currency forwards was $4,128,000 with an average maturity of six months. The deferred loss on such contracts at December 31, 1999 was approximately $541,000. A 10% fluctuation in exchange rates for these currencies would change the fair value of the contracts by approximately $413,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

                  INTEREST RATES

                  The Company enters into interest rate swap agreements to manage its exposure to interest rate changes on certain variable rate mortgages. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principle amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. At December 31, 1999, the Company had outstanding interest rate swap agreements denominated in dollars maturing in 2020, with an aggregate principle amounts approximating $2.5 million. Subsequent to year end, the interest rate swap agreements were terminated with the Company receiving approximately $66,000 in proceeds.

                  Most of the Company's borrowings have interest rates that are fixed for the duration of the loan. The Company has one mortgage that is linked to the prime rate that is not associated with an interest rate swap agreement. A 1% increase from the prevailing prime rate at December 31, 1999 would have an annual effect on interest expense to the Company of approximately $13,000.

                  See Note 16 for information on the fair value of financial instruments.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See the list of financial statement schedules included in Part IV, Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                      This page is intentionally left blank

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998
                           --------------------------

                   ASSETS                                                        1999                    1998
                   ------                                                        ----                    ----

CURRENT ASSETS
  Cash                                                                      $        99,558         $       577,317
  Restricted cash (Note 3)                                                          460,813                 230,347
  Receivables (Note 4):
   Trade, net of allowance for doubtful accounts of
    $637,000 in 1999 and $227,000 in 1998                                         1,840,160               1,009,486
   Notes receivable - current                                                         6,076                 236,353
   Miscellaneous                                                                    233,627               1,196,056
                                                                            ---------------         ---------------
                                                                                  2,079,863               2,441,895

  Prepaid expenses and other current assets                                         191,916                 166,332
                                                                            ---------------         ---------------
        Total current assets                                                      2,832,150               3,415,891
                                                                            ---------------         ---------------




PROPERTY, PLANT AND EQUIPMENT (NOTES 2, 5 AND 7)                                 13,234,424              10,680,870
  Less accumulated depreciation and amortization                                (2,414,890)             (1,864,752)
                                                                            ---------------         ---------------
                                                                                 10,819,534               8,816,118
                                                                            ---------------         ---------------



INVESTMENTS AND OTHER ASSETS
  Securities available for sale, at market                                                -                  52,500
  Notes and other receivables, net of current portion                                64,033                 149,201
  Notes receivable from officers and related parties (Notes11B & 11C)               735,107               1,013,658
  Life insurance premiums receivable (Note 11D)                                     396,337               1,095,135
  Investments and related advances, net (Note 6)                                  3,440,171               4,663,780
  Excess of cost over assets of businesses and subsidiaries
   acquired, less accumulated amortization                                          146,569                 340,895
  Deferred hedge losses (Note 2)                                                    541,484                  40,506
  Deferred charges                                                                  177,879                 558,743
  Other assets                                                                       25,046                  71,807
                                                                            ---------------         ---------------
                                                                                  5,526,626               7,986,225
                                                                            ---------------         ---------------

        Total assets                                                        $    19,178,310         $    20,218,234
                                                                            ===============         ===============




    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998
                           --------------------------

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      1999                    1998
             ----------------------------------------------                      ----                    ----

CURRENT LIABILITIES
  Long-term obligations classified as current (Note 7)                      $     5,881,325         $       487,535
  Accounts payable                                                                1,987,196               1,768,848
  Accrued expenses and other liabilities:
     Salaries and wages                                                             169,427                 142,862
     Taxes, other than federal income taxes                                       1,586,292                 248,041
      Interest                                                                      219,397                 120,921
      Other                                                                         704,127                 171,937
  Note payable - officer (Note 11F)                                                 225,000               -
                                                                            ---------------         ---------------
        Total current liabilities                                                10,772,764               2,940,144
                                                                            ---------------         ---------------

LONG-TERM OBLIGATIONS LESS AMOUNTS
 CLASSIFIED AS CURRENT (NOTE 7)                                                   9,324,236              11,014,477
                                                                            ---------------         ---------------

DEFERRED INCOME TAXES (NOTE 9)                                                            -                 132,300
                                                                            ---------------         ---------------

        Total liabilities                                                        20,097,000              14,086,921
                                                                            ---------------         ---------------

MINORITY INTERESTS                                                                  433,900                 611,390
                                                                            ---------------         ---------------

CONTINGENCIES AND COMMITMENTS (NOTES 6, 7, 8 AND 12)

STOCKHOLDERS' EQUITY (DEFICIT) (NOTES 1 AND 10)
  Preferred stock, $10 stated value, authorized 500,000
   shares, issued, none                                                                   -                       -
  Common stock, $.01 par, authorized 12,000,000 shares;
   issued 8,280,807 and 8,248,480 shares in 1999 and 1998                            82,808                  82,485
  Capital in excess of par                                                       10,261,735              10,260,927
  Unrealized losses on securities available for sale,
   net of tax                                                                            -                  (83,709)
  Retained deficit                                                              (8,931,297)              (2,012,237)
                                                                            ---------------         ---------------
                                                                                  1,413,246               8,247,466
  Treasury stock, at cost, 2,211,451 shares in 1999 and
   2,179,301 shares in 1998                                                      (2,765,836)             (2,727,543)
                                                                            ---------------         ---------------
                                                                                 (1,352,590)              5,519,923
                                                                            ---------------         ---------------

        Total liabilities and stockholders' equity (deficit)                $    19,178,310         $    20,218,234
                                                                            ===============         ===============



    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  --------------------------------------------



                                                                   1999               1998               1997
                                                                   ----               ----          -    ----
REVENUES
  Net sales                                                 $              -    $      1,091,351  $      2,435,334
  Service income                                                   4,593,619           2,627,286         1,266,293
                                                            ----------------    ----------------  ----------------
                                                                   4,593,619           3,718,637         3,701,627
                                                            ----------------    ----------------  ----------------

COSTS AND EXPENSES
  Cost of sales                                                            -             836,899         1,820,352
  Selling, general and administrative expenses                     5,331,646           2,982,032         2,481,982
  Depreciation                                                       753,863             333,344           150,134
  Non-recurring items (Note 17)                                    4,869,579                   -                 -
                                                            ----------------    ----------------  ----------------
                                                                  10,955,088           4,152,275         4,452,468
                                                            ----------------    ----------------  ----------------

OPERATING LOSS                                                    (6,361,469)           (433,638)         (750,841)
                                                            ----------------    ----------------  ----------------

OTHER INCOME (EXPENSE)
  Minority interests in affiliates, net of tax                       165,728             (62,288)         (102,393)
  Equity in earnings (losses) of affiliates (Note 6)                (163,483)            (20,100)          348,206
  Interest expense, net (Notes 4 and 7)                           (1,045,843)           (461,537)         (307,344)
  Gain on sale of assets (Notes 2C and 7)                             60,752             421,807                 -
  Other, net                                                           6,632             106,762             6,045
                                                            ----------------    ----------------  ----------------
                                                                    (976,214)            (15,356)          (55,486)
                                                            ----------------    ----------------  ----------------

LOSS BEFORE INCOME TAXES                                          (7,337,683)           (448,994)         (806,327)

INCOME TAX BENEFIT (NOTE 9)                                          175,400              74,909           333,500
                                                            ----------------    ----------------  ----------------
NET LOSS FROM CONTINUING
 OPERATIONS                                                       (7,162,283)           (374,085)         (472,827)

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, NET OF TAX AND
MINORITY INTEREST (NOTE 2B)                                          (64,727)             99,331           649,295

GAIN ON DISPOSAL OF DISCONTINUED
OPERATIONS, NET OF TAX AND
MINORITY INTEREST (NOTE 2B)                                          275,774                   -         1,205,145
                                                            ----------------    ----------------  ----------------
INCOME (LOSS) BEFORE EXTRAORDINARY
ITEM AND CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE                                   (6,951,236)           (274,754)         1,381,613




    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  --------------------------------------------


                                                                     1999               1998               1997
                                                                     ----               ----               ----

EXTRAORDINARY GAIN ON
FORGIVENESS OF DEBT, NET OF
TAX AND MINORITY INTEREST (NOTES 5, 6 AND 17)                       337,088                    -                  -

CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE,  NET OF TAX
AND MINORITY INTEREST (NOTE 18)                                     (304,912)                  -                  -
                                                               -------------         -----------       ------------
NET INCOME (LOSS)                                              $  (6,919,060)        $  (274,754)      $  1,381,613
                                                               =============         ===========       ============

INCOME (LOSS) PER COMMON SHARE  (NOTE 2)
  Basic:
    Income (loss) from continuing operations                   $       (1.18)        $     (0.06)      $      (0.08)
    Income (loss) from discontinued operations                          0.04                0.02               0.30
    Extraordinary item                                                  0.01                   -                  -
    Cumulative effect of a change in accounting principle              (0.01)                  -                  -
                                                               -------------         -----------       ------------
                                                               $       (1.14)        $     (0.04)      $       0.22
                                                               =============         ===========       ============

  Diluted:
    Income (loss) from continuing operations                   $       (1.18)        $     (0.06)      $      (0.09)
    Income (loss) from discontinued operations                          0.04                0.02               0.30
    Extraordinary item                                                  0.01                   -                  -
    Cumulative effect of a change in accounting principle              (0.01)                  -                  -
                                                               -------------         -----------       ------------
                                                               $       (1.14)        $     (0.04)      $       0.21
                                                               =============         ===========       ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                            6,059,464           6,113,646          6,224,241
                                                               =============         ===========       ============
  Diluted                                                          6,059,464           6,113,646          6,916,241
                                                               =============         ===========       ============


    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  --------------------------------------------


                                         1999            1998             1997
                                         ----            ----             ----

NET INCOME (LOSS)                 $  (6,919,060)   $   (274,754)   $   1,381,613


UNREALIZED INCOME (LOSS) ON
 SECURITIES AVAILABLE FOR SALE,
 NET OF TAX                              24,549         (83,709)               -


RECLASSIFICATION ADJUSTMENT
 FOR SECURITIES LOSSES INCLUDED
 IN NET LOSS, NET OF TAX                 59,160               -                -
                                  -------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)       $  (6,835,351)   $   (358,463)   $   1,381,613
                                  =============    ============    ============


    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  --------------------------------------------



                                                                 CAPITAL      UNREALIZED    RETAINED
                                                   COMMON       IN EXCESS      LOSS ON      EARNINGS       TREASURY
                                                    STOCK        OF PAR       SECURITIES    (DEFICIT)       STOCK          TOTAL
                                                   -------    ------------    ----------   -----------   -----------    -----------

BALANCE AT DECEMBER 31, 1996                       $82,435    $10,238,750     $-           $(3,119,096)  $(2,460,059)   $ 4,742,030

  Shares contributed to Retirement Plan
     (6,306 shares)                                                 1,730                                     7,728          9,458

  Treasury stock acquired (66,100 shares)                                                                   (92,350)       (92,350)

  Stock options exercised (5,000 shares)               50           4,325                                                    4,375

  Net income                                                                                 1,381,613                    1,381,613
                                                   -------    -----------     ---------    -----------   -----------    -----------

BALANCE AT DECEMBER 31, 1997                        82,485     10,244,805                   (1,737,483)   (2,544,681)     6,045,126

  Shares contributed to Retirement Plan                               180                                    11,636         11,816
  (9,453 shares)

  Treasury stock acquired (321,500 shares)                                                                 (443,547)      (443,547)

  Sale of treasury shares (200,000 shares)                         15,942                                   249,049        264,991
  (Note 9)

  Unrealized loss on investments available
   for sale of $126,809, net of tax of $43,100                                 (83,709)                                    (83,709)

  Net loss                                                                                    (274,754)                    (274,754)
                                                   -------    -----------     ---------    -----------   -----------    -----------

BALANCE AT DECEMBER 31, 1998                        82,485     10,260,927      (83,709)     (2,012,237)   (2,727,543)     5,519,923

  Shares contributed to Retirement Plan
     (7,850 shares)                                                   444                                     9,199          9,643

  Stock options exercised by common stock
   exchanging (31,327 shares, net)                    313            (313)

  Stock options exercised for cash (1,000 shares)      10             677                                                      687

  Treasury stock acquired (39,500 shares)                                                                   (47,492)       (47,492)

  Reversal of unrealized loss on investments
   available for sale due to sale of investment                                 83,709                                      83,709

  Net loss                                                                                  (6,919,060)                  (6,919,060)
                                                   -------    ------------    ---------    -----------   -----------    -----------

BALANCE AT DECEMBER 31, 1999                       $82,808    $ 10,261,735    $ -          $(8,931,297)  $(2,765,836)   $(1,352,590)
                                                   =======    ============    =========    ===========   ===========    ===========


    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  --------------------------------------------


                                                                   1999                 1998               1997
                                                                   ----                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $    (6,919,060)     $     (274,754)   $    1,381,613
                                                             ---------------      --------------    --------------
  Adjustments required to reconcile net income
   (loss) to net cash provided by operating
    activities:
     (Income) loss from discontinued operations                       67,553            (105,815)         (996,078)
     (Gain) on sale of discontinued operations                      (275,774)           -               (1,778,007)
     Amortization, depreciation and other, net                       768,479             370,383           140,591
     Provision for losses on notes and accounts
      receivable                                                     203,643              57,344            46,193
     Provision for deferred income taxes                            (132,300)            (87,200)          516,300
     (Gain) loss on sale of other assets                             (60,752)           (418,355)          (99,038)
     Minority interest in earnings (losses) of                      (163,483)             68,772           128,038
     affiliates
     Equity in (earnings) losses of affiliates                       280,487              20,100          (348,206)
     Extraordinary (gain) on debt forgiveness                       (392,556)           -                  -
     Cumulative effect of accounting change                          238,082            -                  -
     Asset impairment reserve                                      2,081,197            -                  -
     Provision for losses on receivable due from
      related parties                                                418,563            -                  -
     Life insurance reserve                                          321,500            -                  -
     Forgiveness of debt to affiliates                             1,744,694            -                  -
     Changes in assets and liabilities:
      Receivables:
        Sale (purchase) of receivables                               -                  -                 (269,176)
        Other changes                                               (608,905)           (665,926)          902,484
      Prepaid expenses and other current assets                       (7,865)            101,484           274,392
      Accounts payable                                               292,077            (307,078)          310,640
      Accrued expenses and other liabilities                       1,847,890             127,811          (736,937)
      Federal income taxes payable                                   -                   (40,000)           40,000
      Deferred charges and other                                    (522,544)            (55,740)           110,967
                                                             ---------------      --------------    --------------
      Cash provided by (utilized in) continuing
       operations                                                   (819,074)         (1,208,974)          (376,224)
      Cash provided by (utilized in) discontinued
       operations                                                    187,262              38,509           (538,678)
                                                             ---------------      --------------    --------------
         Net cash used in operating activities                      (631,812)         (1,170,465)           914,902
                                                             ---------------      --------------    --------------


    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  --------------------------------------------


                                                                   1999               1998               1997
                                                                   ----               ----               ----
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds (purchase) of marketable securities                       89,748            (179,309)          -
  Investment and advances to affiliates, net                     (1,305,309)         (1,661,349)       (1,892,782)
  Collection on sale of nursing homes assets                      1,030,073           2,923,794           750,000
  Proceeds from sale of other property, plant and
   equipment and investments                                        294,811             425,000           115,500
  Decrease (increase) in notes receivable                           231,153            (102,936)         (170,911)
  Disbursements to related parties and
   former affiliates, net                                           402,032            (145,880)          (62,669)
  Deposit to restricted cash                                       (230,466)             (9,227)         (104,882)
  Capital expenditures                                             (532,626)           (312,460)         (446,027)
                                                                 ----------          ----------        ----------
         Net cash provided by (used) in investing activities        (20,584)             937,633       (1,811,771)
                                                                 ----------          ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITES
  Distributions to limited partners, net                            -                  -                  143,842
  Purchase of common stock of subsidiary                             (3,000)           -                  (85,730)
  Proceeds from sale of treasury stock                              -                   264,991           -
  Treasury stock purchased                                          (47,492)           (443,547)          (92,350)
  Proceeds from officer obligation                                  446,000              50,000            90,000
  Principal payments of officer obligation                         (221,000)            (50,000)         (145,000)
  Proceeds from warrants and options exercised                          687           -                     4,375
  Principal payments on long-term obligations                      (871,770)           (442,706)         (666,130)
  Proceeds from borrowing on long-term obligations                  871,212             806,302         3,604,934
  Net payments to securitization program                            -                  -                 (392,287)
                                                                 ----------          ----------        ----------
        Net cash provided by financing activities                   174,637             185,040         2,461,654
                                                                 ----------          ----------        ----------

NET INCREASE (DECREASE) IN CASH                                    (477,759)            (47,792)         (265,019)

CASH - BEGINNING OF PERIOD                                          577,317             625,109           890,128
                                                                 ----------          ----------        ----------

CASH - END OF PERIOD                                           $     99,558       $     577,317     $     625,109
                                                                 ==========          ==========        ==========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the years for:
    Interest, net of interest income                           $    991,272       $     336,297     $     917,105
    Income taxes paid (received)                               $    (35,611)      $      95,037     $      43,816

Supplemental Disclosures of Noncash
 Investing and Financing Activity (Note 15)


    The accompanying notes are an integral part of the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.           BUSINESS CONTINUATION

                  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 1999 and 1998, the Company incurred losses of $6,919,000 and $275,000, respectively, and has classified a significant portion of its debt as current for the year ended December 31, 1999. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                  The financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary should the Company be unable to continue as a going concern.

                  Management has been focusing the Company on an aggressive expansion of its diagnostic imaging services, including the opening of a center featuring the only Positive Emission Tomography ("PET") technology in central Ohio. During this expansion, the Company's revenues and profitability have been adversely affected by the trend in the healthcare industry toward cost containment, governmental constraints and reductions in rates which have put downward pressure on revenue. Additionally, the Company's expansion, through a minority interest in a radiation oncology business, proved to be costly both from a cash and profitability perspective. The continuity of such venture is currently under review for possible sale or "turn-key" lease.

                  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is also actively pursuing additional equity financing through discussions with business affiliations, vendors and/or customers possessing related technological and/or marketing capabilities that can help it develop the new markets for its currently available technology as well as its new cyclotron venture, with a partner, scheduled for the Fall of 2000.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

        A.        PRINCIPLES OF CONSOLIDATION AND EQUITY METHOD OF ACCOUNTING
                  -----------------------------------------------------------

                  The accompanying consolidated financial statements include the accounts of The Wendt-Bristol Health Services Corporation, its wholly-owned subsidiaries and the majority-owned and controlled subsidiary, Wendt-Bristol Diagnostics Company
                  (WBDC), all of which are consolidated herein and referred to as the "Company". The Company through a wholly-owned subsidiary owns approximately 86% of WBDC at December 31, 1999, 1998 and 1997. All material intercompany accounts and transactions have been eliminated in consolidation.

                  Investments in 22 1/2 to 50 percent owned affiliates significantly influenced by management are accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition plus the Company's equity in undistributed earnings or losses since acquisition. Reserves are provided where management determines the investment, advances or equity in earnings is not realizable. Investments accounted for under the equity method include limited liability companies, a limited partnership in which a subsidiary is general partner and a C corporation (see Note
                  6).

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL
                  (CONTINUED)

        B.        DISCONTINUED OPERATIONS
                  -----------------------

                  On December 31, 1997, the Company sold all of the operating assets of two of its three nursing homes for a purchase price of $9.9 million.

                  On November 30, 1999, the Company sold the operating assets of its remaining nursing home for a purchase price of $1.15 million.

                  Components of amounts reflected in the "Consolidated Statement of Operations" and "Consolidated Balance Sheets" as discontinued operations are as follows:

                                                                                 (in 000's)
                                                                  1999                1998              1997
                                                                  ----                ----              ----
                    Income Statement Data (1)
                    -------------------------
                      Revenues                             $          3,925 $             3,894 $         13,429
                      Operating income (loss)                          (93)                (11)            1,612
                      Gain on disposal                                  276            -                   1,778
                      Net income                                        208                 106            2,774

                                                                         (in 000's)
                                                                  1999                1998
                                                                  ----                ----
                    Balance Sheet Data
                    ------------------
                      Current assets                       $            808 $               956
                      Property, plant and equipment                 -                       313
                      Other assets                                        1                  67
                      Current liabilities                           (1,849)             (1,519)
                      Long-term liabilities                         -                      (37)
                      Advances to affiliates                          7,101               6,073
                                                                   --------            --------
                      Net assets                                      6,061               5,853
                      Less:  advances eliminated in
                                consolidation                       (7,275)             (6,246)
                                                                   --------            --------

                    Net liabilities of discontinued
                     operations                            $        (1,214) $             (393)
                                                                   ========            ========

                      (1) Income statement data is shown gross (no minority interest or income taxes have been deducted from these amounts)

        C. ACQUISITIONS AND DISPOSITIONS OF PARTNERSHIP INTERESTS OR OWNERSHIP INTERESTS
                  ---------------------------------------------------------

                  During December 1996, WBDC formed Wendt-Bristol Crosswoods, Ltd. a limited liability company ("LLC") in which the Company has a 50% membership interest. Operations of this diagnostics center began in January 1997 with an open MRI and was expanded to include helical CT and additional modalities.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL
                  (CONTINUED)

        C. ACQUISITIONS AND DISPOSITIONS OF PARTNERSHIP INTERESTS OR OWNERSHIP INTERESTS (CONTINUED)
                  ---------------------------------------------------------

                  During 1997, WBDC acquired a 22.5% membership interest in Wendt-Bristol at Park Oncology Center, Ltd. (an LLC), a venture that was formed to own and operate a radiation therapy center. Operations began during the fourth quarter 1997. Effective April 1, 1998, the Company exchanged its interest in this LLC for the same ownership interest in a C corporation, Wendt-Bristol Oncology Centers, Inc. which now owns 100% of the LLC. In October 1998, operations were added at a second facility which was closed in June 2000.

                  During 1997, WBDC acquired a 50% membership interest in Jasonway, Ltd. (an LLC), a venture that was formed to construct and rent a medical and office complex. Construction was completed in the third quarter 1998. During the fourth quarter 1998, WBDC sold its 50% membership interest resulting in a gain of approximately $422,000 which is included in the 1998 "Consolidated Statement of Operations".

                  During 1997, the Company ceased to operate its home health care services. Loss from operations approximated $91,000 for the year ended December 31, 1997, which is included in the "Consolidated Statements of Operations".

                  During the fourth quarter 1998, the Company sold its remaining pharmacy to a competitor for $30,000 plus the cost of the inventory.

                  During 2000, WBDC formed Positron Isotopes, LLC, a limited liability company, in which the Company currently has a 50% membership interest. Operations of a manufacturing facility for radioactive isotopes is expected to begin in fourth quarter 2000. The operations will be in a building adjacent to Jasonway Diagnostic Center.

        D.        STATEMENT OF CASH FLOWS
                  -----------------------

                  For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash. No such investments were purchased during 1999, 1998 or 1997.

        E.        CONCENTRATIONS OF CREDIT RISK
                  -----------------------------

                  Credit risk associated with cash balances in excess of federally-insured amounts is minimized by using several accounts at major financial institutions.

        F.        ACCOUNTS RECEIVABLE
                  -------------------

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

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL
                  (CONTINUED)

        F.        ACCOUNTS RECEIVABLE (CONTINUED)
                  -------------------------------

                  A significant portion of the income that was earned by the nursing home is related to services provided to Medicaid patients. The income reported for the nursing homes is based on cost reports filed with the State of Ohio and such reports are subject to audit and adjustment by Medicaid auditors. Management estimates and records adjustments to recognize service income based on amounts expected to be recovered when the service income is earned.


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

                  Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows. There were no such impairment adjustments at December 31, 1998 and 1997. The Company recognized a charge to income for an impairment adjustment of approximately $1,751,000 for the year ended December 31, 1999 (see Notes 5 and 12A).

        H.        EXCESS OF COST OVER ASSETS OF BUSINESSES AND SUBSIDIARIES
                  ACQUIRED
                  ---------------------------------------------------------

                  Costs of acquired businesses in excess of the value of net assets (i.e., goodwill) are amortized over periods ranging from 20 to 40 years, except for goodwill associated with the manufacturing real estate, which is being amortized over the estimated remaining life of the building. During the fourth quarter of 1997, the Company deducted the remaining goodwill of approximately $189,000 associated to its interest in a nursing home to reduce the gain on the sale of the nursing homes. Amortization expense excluding this one-time adjustment for the years ended December 31, 1999, 1998, and 1997, approximated $3,500, $14,500 and $28,400, respectively. Accumulated amortization at December 31, 1999, 1998 and 1997, was $46,300, $166,200, and $151,700, respectively. Goodwill consists of an amount applicable to the manufacturing real estate (see Note 17 for impairment adjustment) and the purchase of common shares of Diagnostics Company.

                  The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. There were no such impairment adjustments at December 31, 1998, 1997. The Company recognized a charge to income for an impairment of goodwill associated with the manufacturing real estate of approximately $185,000 for the year ended December 31, 1999 (see Notes 5, 12A and 17)

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL
                  (CONTINUED)

        I.        DEFERRED CHARGES
                  ----------------

                  The Company has included in deferred charges costs that are being amortized over future periods ranging from 5 to 11 years. Deferred charges are predominantly costs associated with financing, costs incurred for staff training, opening new facilities and a rent adjustment to properly recognize rental income on the leased manufacturing facility. Effective January 1, 1999, the Company changed its method of accounting for start-up including staff training and opening new facilities (see Note 18). Additionally, the rent adjustment was charged to expense in 1999 (see Notes 5, 12A and 17).

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

        L.        INCOME TAXES
                  ------------

                  The Company utilizes the liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes, and are measured using the enacted tax rates and laws that will be in effect or expected to continue in effect when the differences are expected to reverse. (See Note 9)

        M.        FINANCIAL INSTRUMENTS AND FAIR VALUE
                  ------------------------------------

                  The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable (see
                  Note 16).

                  The Company enters into foreign currency contracts and interest rate swaps in order to reduce the impact of certain foreign currency fluctuations and changes in interest rates. The Company does not enter into financial instruments for trading or speculative purposes. Gains and losses related to qualifying hedges, measured by quoted market prices, termination values or other methods of firm commitments are deferred and are recognized as income or as adjustments of carrying amounts when the hedged transaction occurs, except that losses not expected to be recovered upon the completion of the hedged transactions are expensed (see Note 1O). At December 31, 1999 and 1998, the Company has deferred approximately $541,000 and $40,000 on the foreign currency hedges which would reduce cash outflow if the related debt was due.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL
                  (CONTINUED)

        N.        STOCK BASED COMPENSATION
                  ------------------------

                  The Company utilizes the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" which utilizes the intrinsic value based method. The Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", which utilizes a fair value based method. The FASB requires disclosure for new employee stock options of the impact to the financial statements of utilizing the intrinsic value versus the fair value based method (see Note 10).

        O.        ACCOUNTING PRONOUNCEMENTS FOR 2000 AND LATER
                  --------------------------------------------

                  Effective for fiscal years beginning after June 15, 2000, FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, requires the recording of deferred gains or losses on foreign currency hedge transactions for the effective portion of the cash flow hedge as a component of comprehensive income and reclassifies into earnings in the same period as the hedged forecasted transaction affects earnings. At December 31, 1999 and 1998, the Company has deferred approximately $541,000 and $40,500 of losses on the foreign currency hedges ($357,000 and $27,000 net of tax, respectively).

                  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The guidance in SAB 101 must be adopted during the fourth quarter of fiscal 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management has not completed its evaluation of the effects, if any, that SAB 101 will have on its income statement presentation, operating results, or financial position.

        P.        FINANCIAL STATEMENT RESTATEMENT AND RECLASSIFICATIONS
                  -----------------------------------------------------

                  Certain prior year amounts have been reclassified to conform to current year classifications, including the reclassification to "Discontinued Operations" of the results of operations of the nursing home segment.

NOTE 3.           RESTRICTED CASH

                  The Company has restricted cash of $460,813 and $230,347 at December 31, 1999 and 1998, respectively. The amounts in a bank trust account were $134,563 and $129,044 at December 31, 1999 and 1998, respectively. These restricted assets were set aside to satisfy the New Jersey Department of Environmental Protection and Energy in connection with the reimbursement of clean-up expenses at the leased manufacturing facility located in Passaic, New Jersey. (See Item 2. Properties and Note 12A.) At December 31, 1999, the remaining balance of $326,250 represents funds in an escrow account from the State of Ohio for the November 1999 reimbursement of Medicaid billings for residents of the nursing home sold on November 30, 1999. The funds were released from escrow on June 1, 2000. At December 31, 1998, the remaining balance of $101,303 was funds in a brokerage margin account that was maintained related to the foreign exchange futures contracts.

           WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 4.           RECEIVABLES

                  The following schedule states current receivables by specific groups as indicated at December 31:

                                                                        1999                    1998
                                                                        ----                    ----
                      Receivables:
                        Trade (net of allowance for doubtful
                         accounts)                                   $   1,840,160            $  1,009,486
                                                                     -------------            ------------
                      Notes receivable - current:
                        Sale of LLC ownership interest (a)               -                         225,000
                        Others                                               6,076                  11,353
                                                                     -------------            ------------
                      Total                                                  6,076                 236,353
                                                                     -------------            ------------

                      Miscellaneous receivables:
                        Medicare settlements                                72,700                 151,838
                        Pharmacy sale (b)                                -                         111,814
                        Consulting agreement (c)                         -                         251,250
                        Others - (d)                                       160,927                 681,154
                                                                     -------------            ------------
                      Total                                                233,627               1,196,056
                                                                     -------------            ------------
                      Total current receivables                      $   2,079,863            $  2,441,895
                                                                     =============            ============

                  (a) The balance consists of a note receivable from the sale of a subsidiary's interest in an LLC (see Note
                           2C) due in June 1999. The amount was paid in full.

                  (b) The balance consists of the amount due from a third party pertaining to the pharmacy sold in December 1998 (see Note 2C). The amount was collected in full in January 1999.

                  (c) Amount relates to a consulting agreement which was paid in full in 1999.

                  (d) The balance consists mostly (approximately $-0- and $431,000 in 1999 and 1998, respectively) of a receivable due from the former owner of two of the nursing homes regarding final collection of the purchase price of the transaction. The receivable was collected in full when the remaining nursing home was sold November 30, 1999.

                  Total interest income for the years ended December 31, 1999, 1998 and 1997, amounted to approximately $62,000, $240,000, and $175,000, respectively of which approximately $24,000, $104,000 and $34,000 has been allocated to discontinued operations. Interest income is netted against interest expense in the accompanying Consolidated Statements of Operations. See
                  Note 11 for related party interest income.

           WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 5.           PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment at December 31, 1999 and 1998 and the estimated useful lives used in computing depreciation are as follows:

                                                                                                     ESTIMATED
                                                                    DECEMBER 31,                   USEFUL LIVES
                                                                    ------------
                                                             1999                   1998            (IN YEARS)
                                                             ----                   ----            ----------
                    Land and improvements                  $  1,252,764         $    1,209,773          30
                    Buildings and improvements                5,717,610              3,825,650         3-40
                    Machinery and equipment                   6,264,050              5,645,447         3-14
                                                           ------------         --------------
                                                             13,234,424             10,680,870
                    Accumulated depreciation
                     and amortization                        (2,414,890)            (1,864,752)
                                                           ------------         --------------
                                                           $ 10,819,534         $    8,816,118
                                                           ============         ==============


                  In April 1999, WBDC purchased land and buildings approximating $3,746,000 at net book value from equity affiliates (see Note
                  11H).

                  Included in property, plant and equipment at December 31, 1999 and 1998 are land, buildings and improvements of $2,812,460 and $4,540,556 with accumulated depreciation and amortization of $1,377,081 and $1,285,373, respectively, leased to the purchaser of its former manufacturing division. In the fourth quarter 1999, an asset impairment charge was estimated of approximately $1,751,000 and recorded in the Consolidated Statement of Operations (see Note 12A).

                  Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $794,452, $375,031, and $359,636,
                  respectively, of which approximately $40,000, $42,000 and $209,000 has been allocated to discontinued operations.

NOTE 6.           EQUITY IN AFFILIATES

                  WBDC is accounting for the following entities under the equity method of accounting: Wendt-Bristol Diagnostics LP, a limited partnership of which WBDC is the general partner ("Diagnostics LP"); Wendt-Bristol Crosswoods, Ltd., a limited liability company of which WBDC is a 50% member ("Crosswoods"), Wendt-Bristol Oncology Centers, Inc., a C corporation of which WBDC owns 22.5% ("Oncology"), and Jasonway Partners, Ltd., a limited liability company of which WBDC was a 50% member until December 31, 1998 when the investment was sold.

                  Diagnostics LP operates a diagnostic center featuring magnetic resonance imaging device ("MRI"), CT Scan, Sonography and other modalities. Crosswoods is a diagnostic center acquired in January 1997 with an MRI and has expanded with additional modalities. Oncology operates radiation therapy practices which began operations in one location in fourth quarter 1997 and in a second location in fourth quarter 1998. Jasonway Partners, Ltd. constructed a medical complex which was completed in the fourth quarter 1998 and Oncology operates its second facility in a significant portion of this medical complex. WBDC sold its interest in Jasonway Partners, Ltd. on December 31, 1998 (see Note 2C). The second radiation therapy practice ceased operations in second quarter 2000.


                                      11-28

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 6.           EQUITY IN AFFILIATES (CONTINUED)

                  Audited financial information of the affiliates which are accounted for by the equity method (See Note 2) is summarized below:

                                                                                        (in 000's)
                                                                          ---------------------------------------
                                                                               1999          1998         1997
                                                                               ----          ----         ----
                    COMBINED BALANCE SHEETS
                    Current assets                                        $       2,365 $      2,299 $     2,153
                    Property, plant and equipment, net of accumulated
                      depreciation                                                6,637       10,483       9,568
                    Other non-current assets                                        264          705         722
                                                                          ------------- ------------ -----------
                         Total assets                                     $       9,266 $     13,487 $    12,443
                                                                          ============= ============ ===========

                    Liabilities                                           $       7,317 $     12,416      10,213
                    Equity                                                        1,948        1,071       2,230
                                                                         -------------- ------------ -----------
                         Total liabilities and equity                     $       9,266 $     13,487 $    12,443
                                                                          ============= ============ ===========

                    COMBINED STATEMENTS OF OPERATIONS
                    Service revenues                                      $       7,625 $      7,204 $     5,667
                    Operating income (loss)                                     (1,221)        (649)         580
                    Cumulative effect of accounting change (Note 18)              (427)        -            -
                    Extraordinary gain from forgiveness of debt (Note 6)          1,745        -            -
                    Net income (loss)                                             (546)      (1,150)         208

                  A limited liability company in which the Company had a 50% membership interest with assets of $875,000, liabilities of $840,000 and equity of $35,000 is unaudited as of December 31, 1997. The limited liability company had acquired land for which a medical facility was under construction at December 31, 1998; therefore, it had no operations. The Company sold its interest in this LCC on December 31, 1998 (see Note 2C).

                  As a result of the limited liability companies and limited partnership being taxed as partnerships for Federal income tax purposes and the C corporation's net losses, with a valuation allowance for the total deferred tax assets, there is no provision for income taxes.

                  Consolidated retained earnings of WBDC represented by undistributed earnings of these equity affiliates total $2,008,000 and $1,896,000 at December 31, 1999 and 1998,
                  respectively. Consolidated retained earnings is greater than total equity of the affiliates due to income allocations prescribed by the LLC member and partnership agreements. As defined in these agreements, WBDC is reinstated for its share of allocated equity prior to the other parties receiving any distributions. Management has reviewed its investments and advances for impairment at December 31, 1999.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 6.           EQUITY IN AFFILIATES (CONTINUED)

                  At December 31, 1999 and 1998, the Company has investments and related advances, net in these equity method affiliates of approximately $3,294,000 and $4,664,000, respectively. During 1999, 1998 and 1997, the Company has made investments and advances, net approximating $1,305,000, $1,661,000 and $1,893,000, respectively. Advances have been made in excess of amounts required by partnership and other agreements. Total equity in these affiliates at December 31, 1999 and 1998 approximated $1,948,000 and $1,071,000, respectively.

                  In fourth quarter 1999, the Company forgave advances to Oncology approximating $1,745,000. The expense in the Consolidated Statements of Operations is included in non-recurring costs (see Note 17). The Company's percentage of the debt forgiveness based on ownership percentage of 22.5% totals $392,556 ($337,088 net of minority interest) which has been classified as an extraordinary gain in the Consolidated Statement of Operation. The extraordinary item is not tax effected due to the valuation allowance on deferred tax assets for the year ended December 31, 1999; therefore, the income tax effect after the valuation allowance would be zero. Management utilized SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" which provides that once impairment has been determined, future cash flows should be present valued using the loan's effective interest rate. The advances do not have a stated interest rate. The Company borrowed funds in the form of bonds to fund the expansion into radiation therapy with interest rates ranging from 5% to 7%. Management has discounted estimated future cash flow with an interest rate of 8%. Management has estimated future cash flows assuming a "turn-key" sale or lease of its radiation oncology facility. The difference between the outstanding advances to Oncology and the present valued future cash flows approximated $1,745,000. At December 31, 1999, the net investment, including advances, in Oncology approximates $490,000. While the estimate is based upon management's estimate of cash flows, there are no firm commitments by third parties at this time. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in estimated future cash flows. As noted above, the debt forgiveness based on ownership interest for the extraordinary gain approximated $337,000, net of minority interest, for a net expense of approximately $1,408,000 to the "Consolidated Statement of Operations".

                  Management has determined that this transaction is debt forgiveness instead of a capital contribution since original capital contributions were in proportion to each stockholders' ownership percentage; the Company or any other of the stockholders were not required to put in additional capital; and the Company utilized funds from bonds that were to fund expansion into radiation therapy and other disciplines.

                  Management has determined the growth and focus of the Company should be in diagnostic imaging, and nuclear medicine. In this regard, the Company's expansion has included entities that involve other investors; however, the Company has retained operational control of the businesses. During 1998, the Company, through these entities, has aggressively added new locations, an addition to an existing facility and the addition of new technology. The most prominent addition is a new facility that opened in November 1998 containing radiation therapy, nuclear medicine and diagnostic imaging, including the first and only P.E.T. scanning device (for oncology and cardiac applications) in Central Ohio. The radiation therapy practice in the new facility ceased operations in June 2000.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 6.           EQUITY IN AFFILIATES (CONTINUED)

                  The Company has significant advances to these entities in excess of its proportionate share of equity in the affiliates and in the total equity of the affiliates. Management believes that projected operating results in the diagnostic facilities and estimated cash flows from net rents as discussed above for the oncology facility will ensure the collectibility of the advances, as adjusted.

                  See Note 11E for management fee income received from these affiliates.

                  See Note 12B for related debt guarantees.

NOTE 7.           LONG-TERM OBLIGATIONS

                  At December 31, 1999 and 1998, long-term obligations are as follows:

                                                                                1999                    1998
                                                                                ----                    ----

                  5.5% subordinated convertible bond,
                  interest only payable in quarterly
                  installments, principal due December, 2001                 $ 1,000,000            $  1,000,000

                  5.0% bonds, denominated in Swiss francs, interest only
                  payable in quarterly installments, principal due February,
                  2002, collateralized by right to obtain lien on
                  accounts receivable, inventory and equipment                 3,416,934               3,416,934

                  7.0% bonds, denominated in Swiss francs, interest only
                  payable in quarterly installments, principal due December,
                  2003, collateralized by right to obtain lien on
                  mortgaged land and real estate in New Jersey                 1,075,380                 806,300

                  Fixed rate mortgages utilizing interest rate swaps, with
                  bank - interest at 7.6%, payable in monthly installments
                  including interest through March, 2020 collateralized by
                  land, real estate and rent assignments                       2,513,968                 -

                  Variable rate mortgage - interest at 11.5% and 10.75% at
                  December 31, 1999 and 1998, respectively, payable in monthly installments including interest through April, 2001, with
                  any remaining balance due May 1, 2001,
                  collateralized by land and real estate                       1,325,410               1,433,516

                  9% to 13% notes payable in monthly
                  installments including interest, through
                  February, 2006, collateralized by equipment                  5,673,869               4,845,262

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 7.             LONG-TERM OBLIGATIONS (CONTINUED)

                                                                                  1999                    1998
                                                                                  ----                    ----

                    7.75% note with bank due December, 1999                        100,000               -

                    8% note with bank due on demand,
                    collateralized by accounts receivable and
                    equipment                                                      100,000               -
                                                                             -------------            ------------
                                                                                15,205,561              11,502,012
                    Less: current installments                                   5,881,325                 487,535
                                                                             -------------            ------------
                    Long-term portion                                        $   9,324,236            $ 11,014,477
                                                                             =============            ============


                  Subsequent to year-end, the Company was notified by two of its equipment leasing finance companies that the equipment loans were in default; therefore, the outstanding balance for these equipment finance companies at December 31, 1999 of $5,137,680 is classified as current in the "Consolidated Balance Sheets".

                  FIXED RATE MORTGAGES WITH BANK
                  ------------------------------

                  Debt covenants for the bank mortgages required the Company to maintain certain financial ratios, restrictions on unfunded capital expenditures and dividend restrictions. The Company was in violation of the financial ratios at December 31, 1999. A waiver was not received from the bank.

                  Related to the bank mortgages, the Company utilized interest rate swaps to obtain a fixed rate of 7.6%. The interest rate swap agreements were terminated in January, 2000 for a gain of approximately $66,000.

                  Effective August 20, 2000, the bank modified the payment terms on the mortgages provide for principal payments of $10,630 plus accrued interest at prime plus .5%. Prime was 8.5% at December 31, 1999. The outstanding balance at December 31, 1999 has been classified between current and long-term debt in accordance with the modified agreement.

                  VARIABLE RATE MORTGAGE
                  ----------------------

                  In March 2000, the mortgagor provided for interest only through June 1, 2000 which period may be extended through September 1, 2000. As the Company complied with all of the provisions of the modification agreement through June 1, 2000, the interest only period was extended through September 1, 2000. Management is currently requesting a further extension of the interest-only period through March, 2001 along with a two year extension of the term (until April 2003). Although not yet finalized, the mortgagor has approved a tenant that, if finalized, would occupy approximately 40% of the building.

                  5.5% SUBORDINATED CONVERTIBLE BOND AND 5% BONDS
                  -----------------------------------------------

                  Beginning February 2, 1997 through December 30, 2001 and March 26, 1997 through February 15, 2000, the 5.5% subordinated convertible bond and 5% bonds may be converted in units of not less than $100,000 into fully paid shares of the Company's common stock at a conversion ratio of $2.00 of principle for one share of common stock for the beneficial ownership of a non United States person, pursuant to Regulation S of the Securities Act of 1933.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 7.           LONG-TERM OBLIGATIONS (CONTINUED)

                  7% BONDS
                  --------

                  Through December 7, 2003, these bonds may be converted into fully paid shares of the Company's common stock at a conversion rate of 3.7037 Swiss Francs of principle for one share of common stock. Total outstanding principle at December 31, 1999 totals 1.5 million Swiss Francs.

                  OTHER
                  -----

                  Aggregate future principal maturities of long-term debt and capital lease obligations are as follows: 2000 - $5,881,324, 2001 - $2,293,229, 2002 - $3,507,694, 2003 - $1,092,335, and
                  thereafter - $1,695.

                  All land and real estate is collateralized by the mortgages payable.

                  The Company incurred interest expense in the amount of $1,080,379, $609,945, and $1,063,017 in 1999, 1998 and 1997,
                  respectively, of which approximately $14,000, $13,000 and $619,000 has been allocated to discontinued operations.

                  COMMITMENTS
                  -----------

                  See Commitments and Contingencies Note 12B for debt guarantees made by the Company for entities which the Company has equity ownership interests.

NOTE 8.           LEASE COMMITMENTS

                  The Company leases all of the locations (excluding the Wendt-Bristol Diagnostics Company Women's Health Center) used in its businesses under leases expiring on dates ranging through July 2015.

                  As of December 31, 1999, minimum annual rental commitments under noncancelable leases amount to:

                                OPERATING LEASES

                               2000            $            695,696
                               2001                         688,484
                               2002                         662,742
                               2003                         656,195
                               2004                         521,821
                            Thereafter                    4,282,990
                                                       ------------
                                               $          7,507,928
                                                       ============

                  In addition, the Company remains contingently liable for certain leases on locations that have been sold. These contingent leases include payments aggregating $26,000 over the next year.

                  Rental expense included in the Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997, was approximately $716,000, $620,000 and $543,000, respectively, of which approximately $263,000, $303,000 and $214,000 has been allocated to discontinued operations.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 9.           INCOME TAXES

                  The Company has recognized a deferred tax liability, a deferred tax asset and a valuation allowance against the deferred tax assets. The components of these consolidated deferred tax items at December 31, 1999 and 1998 are as follows:

                                                                           1999                    1998
                                                                           ----                    ----
                    Assets:
                      Net operating loss carryforwards                    $ 2,801,700              $  944,900
                      Investment tax credit carryforwards                       9,500                  15,600
                      Alternative minimum tax credits                          64,600                  64,600
                      Bad debt allowance                                      216,700                  98,100
                      Costs capitalized in connection with
                       acquisitions net of impairment                          17,800                -
                       adjustments
                      Related party reserves                                  142,300                -
                      Other                                                  -                         46,400
                                                                          -----------              ----------

                                                                            3,252,600               1,169,600
                      Less:  valuation allowance                            2,345,100               -
                                                                          -----------              ----------
                                                                              907,500               1,169,600
                                                                          -----------              ----------
                    Liabilities:
                      Depreciation and amortization                           145,300                 251,200
                      Costs capitalized in connection
                       with acquisitions                                     -                        591,200
                      Income and expense recognition                          762,200                 455,000
                      Other                                                  -                          4,500
                                                                          -----------              ----------
                                                                              907,500               1,301,900
                                                                          -----------              ----------
                    Net deferred tax liability                            $   -                    $  132,300
                                                                          ===========              ==========

                  At December 31, 1998 deferred tax assets and liabilities have been offset for balance sheet presentation except for the "net deferred tax liability". Management has recognized a deferred tax benefit of $87,200 which results from an increase in deferred tax assets of $430,000 ($368,000 increase in net operating loss carryforwards) and an offsetting increase of $300,000 ($130,000 increase in excess tax depreciation and $200,000 increase in income and expense recognition). Management has utilized approximately $2.3 million of net operating loss carryforwards through the sale of two nursing home assets in 1997. Additionally, the valuation allowance was reduced by $200,000 in 1997. These two factors combined to result in a deferred tax expense of $516,300 in 1997. For the year ended December 31, 1998 and 1997, management considered the provisions of SFAS No. 109 that allows for utilization of tax planning strategies associated with real estate. These strategies, if necessary, could consider a possible sale and/or sale/leaseback of such real estate to preclude the expiration of net operating losses without realization of a tax benefit. Realization of the deferred tax asset is dependent on generating sufficient taxable income including use of management's tax planning strategies prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that a significant amount of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if either the current estimates of future taxable income are reduced or management would be unable to effect an expected sale and/or sale/leaseback of real estate. Both of these conditions are currently necessary for consideration in the evaluation of the realizability of the deferred tax assets and estimated valuation allowance.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 9.           INCOME TAXES (CONTINUED)

                  For the year ended December 31, 1999, the Company has incurred significant losses including an impairment adjustment for the real estate (see Note 12A) that was utilized as part of the tax planning strategies in prior years for a sale/leaseback transaction which was estimated to generate a significant gain. Due to circumstances as discussed in Note 12A, this tax planning strategy is no longer available. As a significant portion of the deferred tax asset at December 31, 1999 relates to net operating loss carryforwards of which approximately $5.5 million was generated in the current year, a valuation allowance has been recorded to reduce deferred tax assets net of deferred tax liabilities to zero. Management believes that all deferred tax liabilities will be recognized and offset by the existing deferred tax assets prior to the expiration of the net operating loss carryforwards in 2014.

                  Consolidated net operating losses available for tax purposes at December 31, 1999 are approximately $8,240,000, expiring $967,000 in 2006, $335,000 in 2008 and $383,000 in 2009,
                  $1,036,000 in 2013 and $5,517,000 in 2014. Investment tax
                  credits available for tax purposes at December 31, 1999 are approximately $9,500 expiring in 2000. In 1997 as a result of consolidated taxable income the Company was able to utilize net operating losses of $4,077,000, of which $730,000 was pre-operating losses of an acquired subsidiary which was only to be used to offset taxable income by that subsidiary.

                  For the years ended December 31, 1999, 1998 and 1997 a reconciliation of the statutory rate and effective rate for the provision for income taxes consists of the following based on amounts that do not include minority interests:

                                                                                    PERCENTAGE
                                                                              ---------------------------
                                                                                1999       1998     1997
                                                                                ----       ----     ----

                    Federal statutory rate                                    (34.0)     (34.0)      34.0
                    Minority interests                                         (0.9)        8.1       2.5
                    Equity in unconsolidated affiliates                        (2.1)        2.4       6.7
                    State and local income taxes, net of federal
                     tax benefit                                              -           (7.5)       1.6
                    Alternative minimum tax                                   -          -            2.3
                    Tax effect of permanent differences                          4.0      (1.8)     (4.2)
                    Valuation allowance                                         35.7      -         (9.1)
                    Other                                                      (5.2)      (3.1)       0.1
                                                                              -------  -------    -------
                    Effective rate                                             (2.5)     (35.9)      33.9
                                                                              =======  =======    =======

                  The expense (benefit) for income taxes consists of the following:

                                                           1999                 1998                 1997
                                                           ----                 ----                 ----
                    Continuing Operations
                    ---------------------

                      Federal:
                        Current expense               $     -             $       -             $     -
                        Deferred expense (benefit )        (175,400)             (87,200)            (337,700)

                      State and local:
                        Current expense (benefit)           -                     12,291                4,200
                                                           --------             --------             --------
                                                           (175,400)             (74,909)            (333,500)
                                                           --------             --------             --------

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 9.          INCOME TAXES (CONTINUED)

                                                               1999                 1998                 1997
                                                               ----                 ----                 ----
                    Discontinued Operations
                    -----------------------

                      Federal:
                        Current expense                     -                    -                      40,000
                        Deferred expense (benefit )         -                    -                     854,000

                      State and local:
                        Current expense (benefit)             5,000             (29,071)                36,800
                                                          ---------            --------              ---------
                                                              5,000             (29,071)               930,800
                                                          ---------            --------              ---------

                    Total
                    -----

                      Federal:
                        Current expense                     -                    -                      40,000
                        Deferred expense                    -                    (87,200)              516,300
                        (benefit)

                      State and local:
                        Current expense (benefit)           -                    (16,780)               41,000
                                                          ---------           ----------             ---------

                    Total tax expense (benefit)           $(170,400)          $ (103,980)            $ 597,300
                                                          =========           ==========             =========

                  The principal differences between the income or loss reported for financial reporting purposes and the income or loss reported for federal income tax purposes results from (i) accelerated depreciation methods being utilized for tax purposes, (ii) inventory capitalization methods required for tax purposes, (iii) reserving for doubtful accounts receivable, asset impairments and certain other reserves, (iv) costs capitalized in connection with certain acquisitions for financial reporting purposes and not for tax purposes, and (v) income and expense recognition difference between financial reporting and tax for equity affiliates.

NOTE 10.          STOCKHOLDERS' EQUITY

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

                  The Non-Employee Directors were granted options for 10,000 shares upon the first anniversary of their election. All such options have expired except for one block of options to purchase 10,000 shares at a price of $.375 with an expiration date of February 1, 2000. Beginning in 1992, 1,000 options were granted annually to each Non-Employee Director upon his anniversary month as a Non-Employee Director. As of December 31, 1999, 26,000 options were outstanding to Non-Employee directors. The annual expense for these Non-Employee directors using the fair value based method (SFAS No. 123) was insignificant.

                  In June, 1993 the Board of Directors granted 80,000 options to purchase shares at a price of $1.25 to certain officers and key employees. These options expired on June 3, 1998 and none were exercised.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 10.          STOCKHOLDERS' EQUITY (CONTINUED)

                  STOCK OPTIONS (CONTINUED)
                  -------------------------

                  In May, 1996 the Board granted options totaling 130,000 shares to certain officers and key employees of which 36,000 are outstanding at December 31, 1999. Such options are exercisable at a price of $.875 per share and expire on May 23, 2001.

                  In October 1998, the Board granted options totaling 305,000 to certain officers and key employees of which 260,000 are outstanding at December 31, 1999. Such options are exercisable at a price of $1.3125 per share and expire on October 16, 2003.

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

                  In 1999, 62,000 options were exercised at prices ranging from $.375 to $.875 per share for total cash proceeds of $687; 61,000 options were exercised in exchange for 29,673 shares held by the employees/directors as provided for in the Plan. Additionally, 110,000 options were terminated as the employees are no longer employed by the Company.

                  At December 31, 1999 and 1998, options available for grant were 219,000 and 43,000, respectively.

                  The Company utilizes the intrinsic value method under APB No. 25 to account for employee stock options. The Company has utilized the Black Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants in all years. Dividend yield of 0%, risk-free interest rate of 6%, and expected option life of 5 years. Expected volatility was 70% If the Company had utilized the fair value based method under FASB No. 123, the impact would not be significant to the financial statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 10.          STOCKHOLDERS' EQUITY (CONTINUED)

                  EARNINGS PER SHARE
                  ------------------

                  The following is a reconciliation of the basic and diluted EPS for December 31, 1997. As noted below, basic and diluted EPS are the same for the years ended December 31, 1999 and 1998:

                                                           INCOME                 SHARES              PER SHARE
                                                        (NUMERATOR)           (DENOMINATOR)            AMOUNT
                                                        -----------           -------------            ------
                    BASIC EPS
                      Income available to
                       common stockholders             $   1,381,613            6,224,241          $        .22
                                                                                                   ============
                      Effect of dilutive
                       securities (net of tax)
                        5.5% convertible bond                 35,200              500,000
                        Options                               15,017              192,000
                                                       -------------            ---------
                    DILUTED EPS
                      Income available to
                       common stockholders and
                       assumed conversions             $   1,431,830            6,916,241          $       .21
                                                       =============           ==========          ===========

                  At December 31, 1997, 1,440,980 stock options and warrants not associated with convertible debt were excluded from the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. At December 31, 1999 and 1998, all potential common stock would be anti-dilutive due to the net loss.

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

                  At April 15, 1996, the Company combined all advances to MHK Corp. into a promissory note totaling $156,868 bearing interest at 9% which accrues from July 1, 1996 until paid. The note is payable in monthly installments, including interest, of $1,987 from July 1, 1996 through June 1, 2006 with the balance fully amortized.

                  The Company revised all obligations due from MHK into a single promissory note ($790,600 at December 31, 1998) providing for monthly payments commencing in 1999 of $9,180, including interest at 7% per annum. As a result of this modification, the Company has received additional collateral and a commitment from one of the principals, a Company officer and director, to provide personal payments of $3,000 per month toward the MHK obligation.

                  During 1999, MHK Corp. made cash payments on the note receivable of $40,000 and applied $11,589 of interest expense payable to one of the owners of MHK Corp. toward the note receivable. Additionally, MHK Corp. retained cash payments on various notes receivable due to the Company during 1998, 1999 and 2000 which approximated $180,000. At December 31, 1999, the total outstanding balance for the note receivable, accrued interest receivable and advances totals $943,563.

                  The Company has received collateral interests in certain assets including assets of a lounge and retail liquor store; security interest on real estate in Ohio, leases and rents associated to that property; leasehold interest in a Florida property leased by MHK Corp. and subleased to a third party; and a potential gain on the sale/leaseback of real estate associated with the lounge and liquor store; and reduction of amounts owed to one of the owners of MHK Corp. and related parties.

                  Management has evaluated future cash flows and /or use of collateral to support the outstanding balances for the note receivable, accrued interest receivable and advances. At December 31, 1998 and 1997, management determined a reserve on the note receivable and advances were not necessary. During 1999, due to changes in certain values of the collateral, the note not being amortized in accordance with the revised note schedule, and continued advances in 1999 and 2000, a reserve of approximately $419,000 has been recorded in the "Consolidated Statements of Operations" as non-recurring items which represents the difference between the outstanding balance at December 31, 1999 and the estimated fair market value of the underlying collateral. The outstanding balance, as reserved, at December 31, 1999 totals $525,000.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 11.          RELATED PARTY TRANSACTIONS (CONTINUED)

        B.        SALE OF ASSETS TO A RELATED PARTY
                  ---------------------------------

                  During 1999 and 1998, MHK paid $26,000 and $20,000,
                  respectively, of the total interest due on the notes. As a result, the Company has not recorded income attributable to the balance of 1999 and 1998 interest ($27,300 and $43,200, respectively).

        C.        NOTES RECEIVABLE FROM OFFICERS AND RELATED PARTIES
                  --------------------------------------------------

                  Interest income totaling $26,000, $20,000 and $68,328 for the year ended December 31, 1999, 1998 and 1997, respectively, is included in "interest expense, net". Interest income receivable totaled $-0- and $1,056 at December 31, 1999 and 1998, respectively, and is included in "miscellaneous receivables".

                  At December 31, 1999 and 1998, the President and CFO of the Company had outstanding advances totaling approximately $183,000 and $198,000, respectively. The President/CFO has granted a security interest in certain collateral to enhance the realization of the indebtedness, which is evidenced by a non-interest bearing promissory note, which provides for annual payments of $15,000 in 1998 and subsequent years. Subsequent to year-end, no payments have been made.

        D.        LIFE INSURANCE PREMIUMS RECEIVABLE
                  ----------------------------------

                  The balance sheet includes $396,337, (net of a reserve of $321,500), and $1,095,135 at December 31, 1999 and 1998
                  respectively, for policies with death benefits totaling $2,750,000 under the caption "Life insurance premiums receivable". The Company, pursuant to agreements, has purchased life insurance on the lives of certain officers and key employees on a "split-dollar" basis. The program is designed so that payments the Company makes on behalf of each officer are collateralized by assignments of the related life insurance policies (i.e., the accumulated policy cash value, the policy death benefit, or a combination thereof). The life insurance premiums receivables are noninterest-bearing. The insured parties own the policies and, with the consent of the Company, are permitted to borrow from the cash surrender values of the policies. Under the "split-dollar" agreements, the Company advances the premium payments and upon the death of the insured would receive the return of such advances from the death benefits or from cash value (without termination of the policy) at such other times (i.e. termination of employment) prior to the death of the insured.

                  By Amendment No. 1 to the "split-dollar" agreement, the applicable officers of the Company recognize the premiums receivable not collateralized by the policy cash surrender values of $656,000 at December 31, 1999, are their personal responsibility if not collected through the respective policies as long as the Company continues to maintain the policies. The Company has represented its intention and obligation to maintain the policies. The individuals have agreed to provide additional collateral to the Company, by pledging common shares they own in the Company to enhance the realization of these receivables.

                  Annual premiums for these policies total $107,000, $138,000 and $107,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash surrender value on these policies approximated $61,500 and $500,000 at December 31, 1999 and 1998, respectively. The reduction in cash surrender value during 1999 represents loans against the policies totaling $490,000 which were remitted to the Company by certain officers as a reduction of the life insurance premiums receivable. These funds were used for working capital.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 11.          RELATED PARTY TRANSACTIONS (CONTINUED)

        D.        LIFE INSURANCE PREMIUMS RECEIVABLE (CONTINUED)
                  ----------------------------------------------

                  Subsequent to year-end, certain of the life insurance policies were replaced with policies of similar nature without increases to premiums. The net cash surrender values were received by the Company.

                  Management has evaluated the underlying collateral of Company common stock, in accordance with SFAS No. 114, using the trading price of its common stock at each year-end activity subsequent to year-end to reflect any changes in the stock market. At December 31, 1998 and 1997, a reserve on the life insurance premiums receivable was not deemed necessary. At December 31, 1999, the underlying collateral of common stock, using the trading price of $.625 per share, represented collateral approximating $418,000 for a collateral deficiency of approximately $238,000. On August 10, 2000, the Company was delisted from the American Stock Exchange for non-filing of Form 10K for the year ended December 31, 1999 with the Securities and Exchange Commission. As the common stock subsequent to year-end does not have an available market for trading, management has determined that a 20% reduction in the trading price is reasonable for purposes of valuing its common stock as collateral. The Company's common stock was trading on April 18, 2000 (the last day of trading) at $.625; therefore, with a 20% reduction in value, the common stock is valued at $.50 per share for purposes of valuing collateral. Based on this revised valuation, a reserve of $321,500 has been recorded in the "Consolidated Statements of Operations" as non-recurring items for the year ended December 31, 1999 (see
                  Note 17). Life insurance premiums receivable, as adjusted for impairment, total $396,337 at December 31, 1999. Estimated future cash flows of the underlying collateral utilize estimates of the Company's ability to engage a market maker for its common stock and that this new market will approximate previous prices per share utilizing a 20% discount. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in estimated the underlying collateral.

        E.        MANAGEMENT FEES FROM AFFILIATES
                  -------------------------------

                  A subsidiary of the Company, WBDC, which owns equity interests in a limited partnership, limited liability companies and a corporation (See Note 6), is the management agent for three of the companies. Management fees totaling $696,000, $697,000 and $491,000 were included in the Consolidated Statements of Operations as a reduction of selling, general and administrative expenses for the year ended December 31, 1999, 1998 and 1997, respectively.

        F.        NOTES PAYABLE TO OFFICER
                  ------------------------

                  During 1999, an officer of the Company has advanced funds totaling $446,000. The note is payable on demand and bears interest at 8%. At December 31, 1999, the balance outstanding is $225,000. These funds were used for working capital. Subsequent to year-end, the officer reduced amounts owed by $10,000 as a payment on the MHK receivable, and assumed outstanding notes receivable in the approximate amount of $160,000 (including an equity affiliate note) to further reduce the note payable. As a result of the aforementioned payments as well as additional borrowings by the Company, the current outstanding balance due the officer is approximately $150,000.

                  The notes payable are collateralized by 1,017,560 shares of common stock of WBDC (85.871% of the outstanding shares).

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 11.          RELATED PARTY TRANSACTIONS (CONTINUED)

        G.        EMPLOYMENT AGREEMENTS
                  ---------------------

                  Subsequent to year-end, the Board of Directors authorized five-year employment agreements for the Chairman of the Board, President and Executive Vice President. Effective June 15, 2000, the five-year employment agreements provide for combined annual salaries approximating $465,000 per year which represents the current compensation levels for these employees. The agreements provide that unless terminated for cause, as defined in the agreement, these officers will be paid in a lump sum the remaining portion of their five year compensation package.

        H.        TRANSFER OF BUILDINGS/DEBT AND RENTAL INCOME
                  --------------------------------------------

                  In April 1999, WBDC obtained bank mortgage debt for two properties for its equity affiliates totaling $2,550,000. Outstanding debt on these mortgages at December 31, 1999 approximated $2,514,000. The land and buildings ($3,746,000) net of related outstanding debt of the equity affiliates ($2,990,000) approximated a reduction ($756,000) of "Investments and related advances, net" on the Consolidated Balance Sheet. No gain or loss was recognized in these transactions as the assets were sold at net book value.

                  Included in property, plant and equipment at December 31, 1999 are land, buildings and improvements of $3,747,163 with accumulated depreciation of $63,200. The Company has verbal rental agreements with the equity affiliates.

                  Rental income approximated $219,000 for the year ended December 31, 1999.

        I.        DEBT FORGIVENESS OF EQUITY AFFILIATE
                  ------------------------------------

                  During 1999, the Company forgave advances to a 22.5% owned equity affiliate approximating $1,745,000 which is included in the "Consolidated Statements of Operations" as non-recurring items (see Note 17). Additionally, the Company's percentage of the debt forgiveness based on ownership percentage approximates $393,000 as an extraordinary gain.

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

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 12.          COMMITMENTS AND CONTINGENCIES (CONTINUED)

        A.        REAL ESTATE RELATED TO PREVIOUSLY SOLD DIVISION (CONTINUED)
                  -----------------------------------------------------------

                  During the first quarter of 1999, the Company learned that the buyer/tenant had vacated the premises. The buyer/tenant continued to maintain its responsibilities under the lease including the payment of rent, maintenance of the property and insurance coverage. At December 31, 1998, management believed the buyer/tenant would continue to recognize its obligations under the lease while the buyer/tenant attempted to consolidate its operations subsequent to several significant acquisitions. Its options included the possibility of securing an acceptable sub-tenant or providing a buyer with an offer acceptable to the Company.

                  The buyer /tenant continued to meet its obligations under the lease through October 1999. The Company was notified in December 1999 that the buyer/tenant had filed for bankruptcy.

                  Based on the change in circumstances by the tenant filing for bankruptcy, the Company has re-evaluated the building and related assets for impairment loss utilizing undiscounted net cash flows. It is management's intent to find suitable tenants, therefore, management is using cash flows from rental income and sale of the building. Utilizing revised fair market value estimates of the building and related assets by a third party and other cash flows, an impairment adjustment approximating $1,751,000 has been recorded in the "Consolidated Statements of Operations" as a component of non-recurring items for the year ended December 31, 1999. Land, buildings and improvements, after the impairment adjustment, approximates $1,435,000 at December 31, 1999. Outstanding mortgage debt on the land, building and improvements approximates $1,325,000 at December 31, 1999. While the estimate of net cash flows is based on management's estimate of cash flows, there are no firm commitments by third parties at this time. The amount the Company will ultimately realize could differ materially in the near term from the amounts assumed in estimating future cash flows.

                  Additionally, goodwill impairment approximating $185,000 was expensed as non-recurring items as the goodwill related to the manufacturing division. At December 31, 1999, deferred charges including a rent adjustment to properly recognize rental income on the lease manufacturing facility approximating $85,000 and arbitration costs with the buyer/tenant approximating $59,000 were expensed as non-recurring items.

                  As a result of compliance with the State of New Jersey environmental laws and in connection with the sale of the division, the Company is in the process of a clean-up of contamination caused by prior ownership whereby the property had been contaminated by leaking underground storage tanks and the discharge of certain industrial fluids into the sewage system. The Company spent approximately $23,000, $18,000, and $56,000 related to the clean-up during the years ended December 31, 1999, 1998 and 1997, respectively. Costs attributable to this project, incurred or accrued, have been capitalized subject to the impairment adjustment at December 31, 1999. The Company's consulting engineers have completed a study of the contamination and have submitted a clean-up plan to the appropriate State of New Jersey department. The remaining estimated costs to complete the plan are approximately $125,000. Refer to Note 3 regarding restricted cash set aside to satisfy the New Jersey Department of Environmental Protection and Energy. The Company has been advised that completion is expected by the end of 2000.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 12.          COMMITMENTS AND CONTINGENCIES (CONTINUED)

        B.        DEBT GUARANTEES
                  ---------------

                  At December 31, 1999 and 1998, the Company or its subsidiaries is contingently liable as a guarantor of long-term debt and capital lease obligations totaling $6,650,000 and $6,822,000, respectively for medical equipment that is currently in or will be placed in service by entities that WBDC has ownership interests varying from 22.5% to 50%.

                  These equity affiliates have been notified subsequent to year-end by two of its equipment leasing financing companies that the loans are in default. The Company or its subsidiaries have guaranteed $3,036,000 of the long-term debt and capital lease obligations.

        C.        TAXES, OTHER THAN FEDERAL INCOME TAXES
                  --------------------------------------

                  Primarily as a result of delays inherent in collection of receivables related to newly-approved procedures associated to the new facilities as well as costs of establishing the new facilities, the Company or its subsidiaries has outstanding Federal and state and local payroll tax liabilities approximating $990,000 and $165,000, respectively on the Consolidated Balance Sheets at December 31, 1999. Approximately $155,000 and $33,000, respectively has been recorded as management's estimates of penalties and interest. Management believes an acceptable and reasonable payment schedule will be achieved.

                  Subsequent to year end, the Company has incurred additional federal, state and local payroll tax liabilities through June 30, 2000 approximating $408,000 and $150,000, respectively, which remain unpaid.

                  On July 10, 2000, the Internal Revenue Service filed federal tax liens on the Company and certain subsidiaries approximating $1,327,000 of which $1,100,000 represents amounts outstanding at December 31, 1999. The federal tax lien attaches to all property the above mentioned companies currently own and all property acquired in the future.

        D.        ACCRUED HEALTH INSURANCE CLAIMS
                  -------------------------------

                  The Company is self-funded for health insurance up to a certain dollar amount per participant in its plan. At December 31, 1999, the Company owes the plan supervisor approximately $201,000 for claim payments which is accrued in full and included on the Consolidated Balance Sheets. The Department of Labor ("DOL") reviewed certain items pertaining to compliance with Employee Retirement Income Security Act (ERISA) in July 2000. Based on preliminary discussions with the DOL, management believes an acceptable and reasonable payment schedule will be achieved.

                  Subsequent to year end, the Company has incurred additional health insurance liabilities through June 30, 2000 approximating $16,000 which remain unpaid.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 12.          COMMITMENTS AND CONTINGENCIES (CONTINUED)

        E.        LATE CHARGES AND PENALTIES FOR DEBT AND ACCOUNTS PAYABLE
                  --------------------------------------------------------

                  Due to cash flow deficiencies, the Company has been assessed late charges and penalties for long-term debt, taxes and trade accounts payable. The Company has recorded approximately $195,000 of these late charges. Additional late charges and penalties assessed approximating $158,000 have not been recorded at December 31, 1999. Subsequent to year-end, a promissory note was signed incorporating $67,000 of late fees associated with long-term debt. Management intends to negotiate waivers of the fees and believes that the excess charges will be waived upon payment.

        F.        LEGAL PROCEEDINGS
                  -----------------

                  Various legal proceedings pertaining to unpaid trade accounts payable are pending against the Company. The Company has accrued amounts that management believes are outstanding which approximate $422,000. If the Company is unsuccessful in defending its position in these matters and the plaintiff prevails, additional amounts approximating $133,000 would need to be accrued and paid.

NOTE 13.          INDUSTRY SEGMENT DATA

                  Industry segment data for years ended December 31, 1999, 1998 and 1997 included in Item 1 ("Industry Segments") of this report is an integral part of these financial statements. The nursing home segment was discontinued in December 1999; therefore, the financial statements have been restated to reflect the discontinued operations in the Consolidated Statement of Operations.

NOTE 14.          RETIREMENT PLAN

                  The Company adopted, effective July 1, 1989, a retirement plan, under Section 401(k) of the Internal Revenue Code, covering substantially all employees with more than one year of service. The plan provides for the Company and its affiliates accounted for on the equity method to contribute, on an annual basis, 10% of the employees' eligible deferred compensation; such employer contribution is in the form of Company common stock. The Company values the actual shares transferred to the Plan from the treasury at the respective December 31 market value. During 1999, 1998 and 1997, the Company contributed 7,350, 9,453, and 6,306 shares, and recorded an expense of $9,643, $11,816 and $9,458, respectively.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 15.         SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
                 ACTIVITY

                                                             1999            1998           1997
                                                             ----            ----           ----

                    SUPPLEMENTAL DISCLOSURES OF
                     NONCASH INVESTING AND
                      FINANCING ACTIVITY

  A subsidiary purchased equipment which was financed by
  entering into an installment finance agreement:
    Increase in equipment cost, net                      $    713,522 $   4,471,090 $     147,921
    Increase in long-term obligations                        (713,522)   (4,471,090)     (147,921)

  Property, plant and equipment and related debt was
   transferred from equity affiliates:
    Increase in property, plant and
     equipment, net                                         3,746,163       302,963          --
    Increase in debt                                       (2,990,585)     (288,496)         --
    Decrease in investments and related
      advances, net                                          (755,578)      (14,467)         --

  Unrealized loss on securities available for sale:
    Increase (decrease) in securities held
     for sale                                                 126,809      (126,809)         --
    Decrease (increase) in deferred tax
     liability                                                (43,100)       43,100          --
    Decrease (increase) in net unrealized
     losses on securities available for                       (83,709)       83,709          --
     sale

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 15. SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITY (CONTINUED)

                                                                        1999              1998             1997
                                                                   -    ----              ----             ----
                      Two subsidiaries of the Company sold nursing
                      home assets. Additionally, HUD replacement
                      reserves are to be returned as part of the
                      sale.
                        Increase in notes receivable, current   $        -       $         -       $      2,923,794
                        Increase in miscellaneous receivables            -                 -                261,327
                        Decrease in restricted cash                      -                 -              (264,287)
                        Decrease in prepaid expenses                     -                 -               (11,535)
                        Decrease in property, plant and
                          equipment, net                                 -                 -            (7,064,636)
                        Decrease in excess of cost over assets
                          of businesses and subsidiaries                 -                 -              (189,096)
                          acquired
                        Decrease in deferred charges and other
                          assets                                         -                 -              (317,120)
                        Increase in accrued expenses                     -                 -              (394,367)
                        Decrease in debt                                 -                 -              6,083,927
                        Gain on sale of nursing home assets,
                         net of cash proceeds ($750,000)                 -                 -            (1,028,007)

                      Note receivable from officers and related
                      parties was reduced by assigning a non-
                      related party note receivable
                        Increase in notes receivable                     -                 -                105,000
                        Decrease in notes receivable from
                          officers and related parties                   -                 -               (46,826)
                        Decrease in accrued interest payable             -                 -               (58,174)

NOTE 16.          FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

                  The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

                  - Cash and cash equivalents, trade receivables, certain other current assets, short-term borrowings and current maturities of long-term debt: Amounts reported in the Consolidated Balance Sheets approximate fair value due to their short maturities.

                  - Long-term notes receivable including related party and life insurance premiums receivable: Amounts reported in the Consolidated Balance Sheets approximate fair value after reduction for reserves.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 16.          FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                  - Long-term debt: Amounts reported in the Consolidated Balance Sheets approximates fair value. Interest rates on the majority of the debt is fixed; however, debt financed within the current year approximates interest rates obtained in previous years due to the relative stability of the prime rate.

                  - Interest rate hedges: The fair value of interest rate hedges reflects the estimated amounts that the Corporation would receive or pay to terminate the contracts at the reporting date.

                  - Foreign currency contracts: The fair value of forward exchange contracts and options is estimated using prices established by financial institutions for comparable instruments. Amounts reported in the Consolidated Balance Sheets approximates fair value.

                  The following table sets forth the carrying amounts and fair values of the Company's financial instruments, except for those noted above for which carrying amounts approximate fair values:

                                                                                      In 000's
                                                                                      --------
                    Assets (Liabilities)                              December 31, 1999        December 31, 1998
                                                                      -----------------        -----------------

                                                                    Carrying       Fair       Carrying     Fair
                                                                     Amount       Value        Amount      Value
                                                                    --------      -----       --------     -----
                    Derivatives relating to:
                        Debt                                        $   -         $ 66        $  -         $  -

NOTE 17.          NON-RECURRING ITEMS AND FOURTH QUARTER ADJUSTMENTS

                  The Consolidated Statements of Operations for the year ended December 31, 1999 include non-recurring expenses in the financial statements approximating $4,870,000, which were recorded in the fourth quarter 1999. The following summarizes the items expensed:

                    Asset impairment for building, goodwill and related assets (see Note 12A)  $     2,081,196
                    Registration statement costs (A)                                                   254,626
                    Life insurance premium receivable reserve (see Note 11D)                           321,500
                    Investment and related advances, net write-off (see Note 6)                      1,744,694
                    Notes receivable from officers and related parties reserve (see Note 11B)          418,563
                    Miscellaneous receivable - Medicare reserve (B)                                     49,000
                                                                                               ---------------
                                                                                               $     4,869,579
                                                                                               ===============

                  (A) The Company had announced plans to acquire the minority interest of WBDC and the limited partnership interests of Diagnostics LP by filing Form S-4's with the Securities and Exchange Commission. On June 26, 1999, the Company announced that it was withdrawing the Registration Statements.

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

NOTE 17.          NON-RECURRING ITEMS (CONTINUED)

                  (B) Certain costs were initially disallowed by Medicare for years 1994 and 1995 relating to the home health care operations. The Company was contesting these claims based on advice from legal counsel. Court dates were scheduled for 2000. Management, with advice from legal counsel, has reassessed the likelihood of collection for these disallowed costs and has determined that a reserve of 50% was deemed necessary.

NOTE 18.          ACCOUNTING CHANGE

                  Effective January 1, 1999, the Company changed its method of accounting for start-up costs to be in compliance with Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities". The change involved expensing these costs as incurred, rather than capitalizing and subsequently amortizing such costs. The change in accounting resulted in the write-off of the Company's costs of $238,083. In addition, entities accounted for by the equity method have deferred start-up on their balance sheets approximating $428,000. The Company's portion of these costs for their ownership percentage totals $117,005. Total costs expensed in the Consolidated Statement of Operations total $355,087 (gross). The impact to the financial statements net of minority interests totals $304,913. The change in accounting has not been tax effected in the current year due to a valuation allowance for the entire deferred tax asset resulting in a current tax effect of zero.

                  The pro forma effect on prior years had the new method been used in the past is as follows:

                                                     1999                     1998                     1997
                                                     ----                     ----                     ----
                                                As          Pro         As          Pro          As          Pro
                                             Reported      Forma     Reported      Forma      Reported      Forma
                                             --------      -----     --------      -----      --------      -----
Income (loss) from continuing operations:
    Earnings (loss) per share - basic     $     (1.18) $    (1.18) $    (0.06) $    (0.11) $     (0.08) $    (0.11)
    Earnings (loss) per share - diluted         (1.18)      (1.18)      (0.06)      (0.11)       (0.09)      (0.09)

Net income (loss):
    Earnings (loss) per share - basic           (1.14)      (1.09)      (0.04)      (0.10)         0.22        0.19
    Earnings (loss) per share - diluted         (1.14)      (1.09)      (0.04)      (0.10)         0.21        0.18

                                                        III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The following table and the text following the table set forth certain information with respect to the Directors and Executive Officers (being all of the Directors of the Company, except for Dr. Penn, Mr. Del Ponte and Mr. Levine) of the Company. Each Director serves until the next Annual Meeting of Stockholders of the Company and until his successor is elected and qualified, unless such Director resigns or dies prior thereto. Each Executive Officer except Marvin D. Kantor, Sheldon A. Gold and Reed A. Martin serves at the pleasure of the Board. Messrs. Marvin D. Kantor, Sheldon A. Gold and Reed
                  A. Martin have entered into 5 year terms (see Item 11).


                                NAME             AGE                CURRENT POSITIONS WITH COMPANY
                                ----             ---                ------------------------------

                    Marvin D. Kantor                71     Chairman of the Board, Chief Executive
                                                            Officer and Director

                    Sheldon A. Gold                 57     President, Treasurer, Chief Financial Officer,
                                                            Director, member of Audit Committee

                    Reed A. Martin                  46     Executive Vice President, Chief Operating
                                                            Officer and Director

                    Harold T. Kantor                66     Vice Chairman of the Board, Director

                    Paul H. Levine                  59     Director, member of Audit Committee

                    Gerald M. Penn                  63     Director, Vice President of Medical Affairs
                                                            (1998)

                    Clemente Del Ponte              48     Director (resigned June 16, 2000)

                    David E. Fernie                 52     Director, member of Audit Committee

                  Marvin D. Kantor has been Chairman of the Board since May 1988; prior to June 1993 he had also been President and Chief Executive Officer of the Company and W-B since May 1988. In addition, he is a Director of all of the Company's subsidiaries. He is a brother of Harold T. Kantor.

                  Sheldon A. Gold is a certified public accountant and has been President of the Company since June 1993. Prior thereto and since March 1992 he had been Vice Chairman of the Board and since May 1988 he had been Executive Vice President, Treasurer, and Chief Financial and Accounting Officer of the Company. He again became Treasurer and Chief Financial and Accounting Officer of the Company in July 1992, until May, 1996. In August 1999, he once again became chief financial and accounting officer of the Company. In addition, he has been a Director of the Company since May 1988. He has also been the President of W-B since June 1993, Executive Vice President between 1979 and June 1993, and Chief Financial and Accounting Officer of W-B since 1979 through May 1996 and subsequent to August 1999.

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

                  Paul H. Levine has been a Director since January, 1990 and serves on the audit and stock option committee. He is President of Lifetime Financial Strategies, Inc., a registered investment advisor. Mr. Levine is a non-practicing attorney and certified public accountant and has been active in venture capital, investment banking and financial consulting since 1972. He is also a Director of Learning Technologies, Inc., and Bio-Catalytic Enterprises, Inc.

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

                  Clemente Del Ponte was elected as a director of the Company on June 18, 1997. For the past five years he has been the managing director of McBridge Advisory, Ltd., an import/export consulting agency. Prior thereto, he was an independent consulting agent. Mr. Del Ponte resides in Lugano, Switzerland. He resigned from the Board of Directors effective June 2000 and served until his resignation on June 16, 2000.

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

ITEM 11.        EXECUTIVE COMPENSATION

                  GENERAL. The following table sets forth the total annual compensation paid or accrued by the Company and its subsidiaries to or for the account of (i) the President (the chief financial officer) of the Company and (ii) for the Company's most highly compensated executive officers other than the chief executive officer who were serving as executive officers at December 31, 1999 and with respect to each of whom such compensation exceeded $100,000. The Chairman of the Board, Marvin D. Kantor, determines executive officer compensation including his own.


                                      III-2

ITEM 11.          EXECUTIVE COMPENSATION (CONTINUED)

                  EMPLOYMENT AND SEVERANCE AGREEMENT WITH CERTAIN OFFICERS. Subsequent to year end, the Company has entered into Employment Agreements with Marvin D. Kantor, Chairman and Chief Executive Officer; Sheldon A. Gold, President and Chief Financial Officer, and Reed A. Martin, Executive Vice President. These Employment Agreements set forth:

                  (a) the Executives compensation and benefits, the base compensation of which has been frozen at 1999 levels for five (5) years;

                  (b) the Company's right to terminate the Executive for cause or otherwise;

                  (c) the amounts to be paid by the Company in the event of the Executive's termination, death or disability while rendering services;

                  (d)      the Executive's duty of strict confidence;

                  (e) the Exectives obligation not to compete for the term of the agreement plus two (2) years, unless the Executive terminated his employment for "good reason" or the employer terminates the Executive other than for cause; and

                  (f) the Executive's right to receive severance payments if he (i) is terminated during the term of the Employment Agreement other than for cause, or (ii) voluntarily terminates for defined "good reasons", including a change of control. Specifically, under the Employment Agreement they are entitled to receive their base salary plus fringe benefits for the balance of the term of their Agreement. A tax gross-up on excise taxes will also be paid if the severance pay exceeds the limit imposed by the Internal Revenue Code. In addition, the Executive will continue to be eligible for health benefits, perquisites, and fringe benefits generally made available to senior executives following his termination.

                  The Company also entered into Indemnification Agreements with each current member of the Board of Directors as well as each of the Company's executive officers. These Agreements provide that, to the extent permitted by Delaware law, the Company will indemnify the director or officer against all expenses, costs, liabilities and losses (including attorney fees, judgments, fines and settlements) incurred or suffered by the director or officer in connection with any suit in which the director or officer is a party or is otherwise involved as a result of the individual services as a member of the Board of Directors or as an officer so long as the individual's conduct that gave rise to such liability meets certain prescribed standards.


                                      III-3

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                              LONG-TERM
                                                                             COMPENSATION
                                                                             ------------
                                                   ANNUAL COMPENSATION       AWARDS
                                                   -------------------       ------
                                                                             SECURITIES
                                                                             UNDERLYING
                            NAME AND                                         OPTIONS/               ALL OTHER
                       PRINCIPAL POSITION       YEAR          SALARY ($)     SARS (#)              COMP. ($)**
                       ------------------       ----          ----------     --------              -----------

                    Marvin D. Kantor            1999            188,462        *                      65,028
                    Chairman of the Board       1998            152,885        *                      65,028
                    and Chief Executive         1997            140,000        *                      65,028
                    Officer

                    Sheldon A. Gold             1999          $ 160,000        *                    $ 23,298
                    President and Chief         1998            175,384     25,000/0                  60,176
                    Financial Officer           1997            160,000         *                     15,532

                    Reed A. Martin              1999            105,000         *                      4,246
                    Executive Vice              1998            104,519     25,000/0                   4,644
                    President and Chief
                    Operating Officer

                  --------------
                  *   Not applicable

                  ** Includes life insurance premiums paid by the Company for each of named persons (see Note 11D of the Notes to the Consolidated Financial Statements herein). For the fiscal year ended December 31, 1999, the amounts paid by the Company for the benefit of each of the named persons is:


                                                 LIFE
                    NAME                      INSURANCE
                    ----                      ---------

                    Marvin D. Kantor          $  65,028
                    Sheldon A. Gold              23,298
                    Reed A. Martin                4,246



                                     III-4

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

                                             INDIVIDUAL GRANTS
                                             -----------------

                                        NUMBER OF        % OF TOTAL
                                        SECURITIES      OPTIONS/SARS     EXERCISE
                                        UNDERLYING       GRANTED TO       OR BASE                  GRANT DATE
                                       OPTIONS/SARS     EMPLOYEES IN       PRICE     EXPIRATION     PRESENT
                          NAME         GRANTED (#)       FISCAL YEAR      ($/SH)       DATE        VALUE ($)
                          ----         -----------       -----------      ------       ----        ---------

                          None

                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
                  --------------------------------------------------------------------------------

                                                                                                    VALUE OF
                                                                                 NUMBER OF         UNEXERCISED
                                                                                UNEXERCISED       IN-THE-MONEY
                                                                              OPTIONS/SARS AT     OPTIONS/SARS
                                                                               FY-END-# SHRS       AT FY END-$
                                                                              ---------------    -------------
                                                 SHARES
                                                ACQUIRED          VALUE        EXERCISABLE/       EXERCISABLE/
                                               ON EXERCISE        REALIZED      UNEXERCISABLE      UNEXERCISABLE
                                               -----------        --------     --------------    ---------------
                    Sheldon A. Gold              50,000           $43,750        25,000/0              N/A

                  All options held by Mr. Gold were exercisable at December 31, 1999. No options were "in-the-money". American Stock Exchange reported quotations for the Common Stock of the Company on December 31, 1999, are: high, $.625; low $.625; and close, $.625; such prices on April 18, 2000 are: high, $.625; low, $.625; and close, $.625.



                                      III-5

ITEM 11.          EXECUTIVE COMPENSATION (CONTINUED)

                  STOCK OPTION PLAN. In 1983, the Company adopted an Incentive Stock Option Plan which was amended in 1989 and 1998 (as amended, the "Plan"). Pursuant to the Plan, the Company is authorized to grant stock options to purchase up to 500,000 shares of Common Stock of the Company, subject to anti-dilution provisions, to key personnel, including eligible directors, officers and employees of the Company. In the event that any option granted under the Plan shall terminate prior to its exercise in full for any reason, then the shares subject to the option not acquired by exercise of the option shall be added to the shares otherwise available for the grant of options under the Plan. Options granted under the Plan may be those intended to qualify as "incentive stock options", as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or those not intended so to qualify. At June 30, 2000 options to purchase an aggregate of 219,000 shares of Common Stock of the Company, subject to anti-dilution provisions, could still be granted under the Plan.

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


                                      III-6

ITEM 11.          EXECUTIVE COMPENSATION (CONTINUED)

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

                  SPLIT-DOLLAR INSURANCE POLICIES. The following table sets forth information as of December 31, 1999, concerning split-dollar insurance policies on the lives of the named persons in the Summary Compensation Table (1):

                                                  INITIAL FACE                             INSURANCE PREMIUMS
                                                   AMOUNT OF                               ADVANCED IN EXCESS OF
                    NAME OF INSURED (2)              POLICY                ISSUED          CASH VALUE (5)
                    -------------------              ------                ------          ---------------------
                    Marvin D. Kantor          $    1,500,000 (3)(6)       06/08/92            $ 424,000
                    Sheldon A. Gold                  375,000 (4)          09/11/86               74,000
                    Reed A. Martin                   375,000 (3)(6)       06/08/92               15,000

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

                  -------------------------

                  (1) See footnote to the Summary Compensation Table for information respecting Company premium payments for the fiscal year ended December 31, 1999.

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

                  (6) The policy was replaced subsequent to year-end with a policy of similar nature, without increase to premium and without the previous policy's loan. The net cash surrender value was received by the Company.


                                      III-7

ITEM 11.          EXECUTIVE COMPENSATION (CONTINUED)

                  The Company has represented its intention and obligation to maintain the policies. The individuals have enhanced the realization of these receivables by pledging a portion of their common stock ownership in the Company.

                  At December 31, 1999, the underlying collateral of common stock, using the trading price of $.625 per share, represented collateral approximating $418,000 for a collateral deficiency of approximately $238,000. On August 10, 2000, the Company was delisted from the American Stock Exchange for non-filing of the Form 10K for the year ended December 31, 1999 with the Securities and Exchange Commission. As the common stock subsequent to year-end does not have an available market for trading, management has determined that a 20% reduction in the trading price is reasonable for purposes of valuing its common stock as collateral. The Company's common stock was trading on April 18, 2000 (the last day of trading) at $.625; therefore, with a 20% reduction in value, the common stock is valued at $.50 per share for purposes of valuing collateral. Based on this revised valuation, a reserve of $321,500 has been recorded in the "Consolidated Statements of Operations" as non-recurring items for the year ended December 31, 1999.

                  SECTION 401(k) PLAN. Effective July 1, 1989, the Company established a Plan and Trust (the "Plan") intended to comply with the provisions of Section 401(k) of the Internal Revenue Code.

                  All full-time (as defined) employees of the Company and of its subsidiaries (collectively referred to under this sub-caption as the "Company") who were employees on July 1, 1989, and persons who became employees thereafter and are continuously employed for one year are eligible to participate in the Plan. The Plan was amended January 1, 1997 to include employees of affiliates accounted for on the equity method. Under the Plan, an eligible employee who elects to participate defers a portion (the "Portion") of his compensation, as defined, the Portion being up to the maximum which will not cause the Plan to favor Highly-Compensated Employees, as defined, or cause the Plan to exceed the maximum amount allowable as a deduction to the Company under Section 404 of the Code. The Company contributes under the Plan, for the account of such eligible employee, an amount equal to the Portion; in substance the contribution is being made by the eligible employee.

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

                                      III-8

ITEM 11.          EXECUTIVE COMPENSATION (CONTINUED)

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

                                                                    DATE OF      SHARES SUBJECT         OPTION
                    NON-EMPLOYEE DIRECTOR                            GRANT         TO OPTION            PRICE
                    ---------------------                            -----         ---------            -----
                    Paul H. Levine                                  07/11/95           1,000            0.4375
                    Paul H. Levine                                  07/11/96           1,000             0.875
                    Paul H. Levine                                  07/11/97           1,000            1.1875
                    Paul H. Levine                                  07/30/98          10,000             1.375
                    Paul H. Levine                                  07/30/99           1,000             1.375
                    Gerald M. Penn                                  02/01/97           1,000             1.435
                    Gerald M. Penn                                  02/01/98           1,000              1.25

                                      III-9

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The table below presents as of June 30, 2000 certain information (1) with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities and
                  (2) as to each class of equity securities of the Company or any of its parents or subsidiaries, other than directors' qualifying shares, beneficially owned by each director and executive officer of the Company and by all directors and executive officers of the Company as a group.

                                                                   AMOUNT AND NATURE AND          PERCENT
       TITLE OF CLASS                 NAME                       BENEFICIAL OWNERSHIP (1)       OF CLASS (2)
       --------------                 ----                       ------------------------       ------------

        Common Stock         Marvin D. Kantor                         909,320 (3)                14.98%
                             Two Nationwide Plaza
                             Suite 760
                             Columbus, Ohio 43215

        Common Stock         Harold T. Kantor                         222,475                     3.67%

        Common Stock         Sheldon A. Gold                           65,702                     1.08%

        Common Stock         Reed A. Martin                             4,978                         -

        Common Stock         Paul H. Levine                             1,500                         -

        Common Stock         Dr. Gerald M. Penn                        16,250                         -

        Common Stock         David E. Fernie                              200                         -

        Common Stock         All Directors and                      1,220,425                    20.11%
                             Executive Officers
                             As a Group (7 persons)

        Common Stock         McBridge Advisory Ltd.                   668,200 (4)                11.01%
                             c/o Clemente Del Ponte
                             via Lavizzari 3
                             P.O. Box 2527
                             6901 Lugano, Switzerland

        Common Stock         Gerald F. Schroer                        413,800 (4)                 6.82%
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

                  -------------------
                  (Footnotes continued on following page)


                                     III-10

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  MHK Corp., of which Marvin D. Kantor and Harold T. Kantor are the sole shareholders, has incurred indebtedness to the Company. The largest amount of such indebtedness outstanding in 1999 was $846,959 (before a reserve adjustment); 1998 was $796,561; and 1997 was $799,718. During April 1999, the
                  Company revised, effective January 1, 1999, all obligations due from MHK into a single promissory note ($790,600 at December 31, 1998) providing for monthly payments effective of $9,180, including interest at 7% per annum. Through June 30, 2000 a principal balance of $626,521 is outstanding. The April 1999 revision of the obligations includes a commitment to achieve a current status by the end of 1999. Also, the Company has received additional collateral and a commitment from one of the principals, a Company officer and director, to provide personal payments of $3,000 per month toward the MHK obligation. Interest at 7% totaling $26,000, $20,000 and $68,328 has been charged, through December 31, 1999, 1998 and 1997, respectively.

                  A significant portion of this indebtedness arose, effective January 1, 1995 when the Company sold the operating assets of a subsidiary's retail liquor store and two lounges in Florida to MHK Corp. The purchase price was equivalent to the net book value of the net assets which totaled $574,949 as adjusted for certain 1995 transactions. The remainder of the debt is attributable to loans made to MHK Corp. for accrued interest and working capital in 1995 and 1996. Additional advances were made in 1998, 1999 and 2000. Collateral for this indebtedness includes the operating assets of MHK Corp. and additional commercial real estate property owned by the Kantors in Dayton, Ohio (see Note 11B).

                  Management has evaluated future cash flows and/or use of collateral to support the outstanding balances for the note receivable and advances. During 1999, due to changes in certain of the collateral, the note not being amortized in accordance with the revised note schedule, and continued advances in 1999 and 2000, a reserve of $419,000 has been recorded in the "Consolidated Statements of Operations" as non-recurring items.

                  The President and CFO of the Company, Mr. Sheldon Gold, has incurred borrowings from the Company. The largest amount of such indebtedness outstanding in 1999 was $198,000; 1998 was $213,000; and 1997 was $243,412. On June 30, 2000, the amount of such indebtedness was $198,000. No interest is paid or charged on such indebtedness. The President/CFO has granted collateral to the Company to enhance the realization of the indebtedness, in the form of stock in the Company and a residential mortgage. Additional collateral was obtained in 1999 to cover the reduced value of the Company's common stock. The loan is evidenced by a promissory note providing for minimum annual payments of $15,000, as amended (see Note 11C).

                  Certain executive officers and directors of the Company are limited partners owning less than an aggregate 10% interest in Wendt-Bristol Diagnostics Company L.P. A subsidiary of W-B is the general partner of Wendt-Bristol Diagnostics Company L.P.

                  -------------------

                  (Footnotes continued on following page)

                                     III-11

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

                  -------------------
                  (Footnotes continued from previous Page)

                  (3)      In addition to the shares indicated in the table of
                           Item 12, the following Directors and Executive Officers may acquire shares of common stock by exercising options granted under the Company's Stock Option Plan. Such shares are not included in the individual's total or in the calculation of percent of class.

                                                                STOCK OPTION
                                                                  SHARES
                                                                  ------

                            Harold T. Kantor                      75,000
                            Sheldon A. Gold                       25,000
                            Reed A. Martin                        35,000
                            Paul H. Levine                        14,000
                            Dr. Gerald M. Penn                     2,000
                            David E. Fernie                       10,000
                                                                --------
                                Total                            161,000
                                                                --------


                  (4) Pursuant to a Schedule 13D filed with the Securities Exchange Commission on August 17, 2000 filed by McBride Advisory and Gerald F. Shroer, other parties were listed thereon, none of which had a total number of shares greater than 5%, but in the aggregate represented an additional 738,987 shares (12.18%).

                  -------------------------


                                     III-12

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)      Documents filed as part of this Form 10-K:

                1.       Financial Statements.  The following financial statements are included in Part II, Item 8:

                                                                                           PAGE
                                                                                           ----

                          Report of Independent Auditors                                    -

                          Consolidated Balance Sheets as of December                 II-13 and II-14
                           31, 1999 and 1998

                          Consolidated Statements of Operations for                  II-15 and II-16
                           the years ended December 31, 1999, 1998
                           and 1997

                          Consolidated Statements of Comprehensive Income                 II-17
                           for the years ended December 31, 1999, 1998 and 1997.

                          Consolidated Statements of Stockholders'                        II-18
                           Equity for the years ended December 31,
                           1999, 1998 and 1997

                          Consolidated Statements of Cash Flow for                   II-19 and II-20
                           the years ended December 31, 1999, 1998
                           and 1997

                          Notes to Consolidated Financial Statements               II-21 through II-50

                  2.     Financial Statement Schedules.  The following financial statement schedules for the years ended December 31, 1999, 1998 and 1997 are included in Part IV:

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


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
               (CONTINUED)

       (a)      Documents filed as part of this Form 10-K: (Continued)

                  3.       Exhibits Filed Under Item 601 of Regulation S-K.
                           (Numbers assigned to the following correlate to those used in such Item 601) (Continued)


                              EXHIBIT
                               NUMBER                     DESCRIPTION
                              -------                     -----------

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

                               10.18      Marvin D. Kantor note/collateral

                               10.19      Employment agreements
                                              Marvin D. Kantor
                                              Sheldon A. Gold
                                              Reed A. Martin

                                 21       List of Subsidiaries

                                 27       EDGAR Financial Data Schedule

       (b) Reports on Form 8-K filed during last fiscal (calendar) quarter of 1999:
                  (1) Report dated December 31, 1999 relating to sale of nursing home.


                                                                     SCHEDULE II

         THE WENDT-BRISTOL HEALTH SERVICES CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------



   COLUMN A                                 COLUMN B         COLUMN C        COLUMN D                COLUMN E
------------------                      -------------    -------------     -----------          -------------
                                                            ADDITIONS
                                            BALANCE AT       CHARGED TO                              BALANCE
                                            BEGINNING        COSTS AND                               AT END
                                            OF PERIOD         EXPENSES       DEDUCTIONS             OF PERIOD
                                            ---------         --------       ----------             ---------
December 31, 1999
  Reserve deducted from asset to
   which it applies:
    Allowance for doubtful trade
     accounts                              $    227,000    $     773,756    $     362,756 (a)     $     638,000
                                           ============    =============    =============         =============
  Valuation allowance for deferred
   tax assets                              $     -         $   2,428,000    $     -               $   2,428,900
                                           =============   =============    =============         =============
  Life insurance premiums
    receivable reserve                     $     -         $     321,500    $     -               $     321,500
                                           ============    =============    =============         =============

  Allowance for doubtful accounts -
   notes receivable related parties        $     -         $     518,623    $     -               $     518,623
                                           ============    =============    =============         =============

December 31, 1998
  Reserve deducted from asset to
   which it applies:
    Allowance for doubtful trade
     accounts                              $    101,000    $     208,238    $      82,237 (a)     $     227,000
                                           ============    =============    =============         =============

  Valuation allowance for deferred
   tax assets                              $    -          $     -          $     -               $     -
                                           ============    =============    =============         =============

December 31, 1997
  Reserve deducted from asset to
   which it applies:
    Allowance for doubtful trade
     accounts                              $     90,000    $      58,000    $      47,000 (a)     $     101,000
                                           ============    =============    =============         =============
  Valuation allowance for deferred
   tax assets                              $    200,000    $     -          $     200,000         $     -
                                           ============    =============    =============         =============

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

                                               THE WENDT-BRISTOL HEALTH SERVICES
                                               CORPORATION
                                               (Registrant)

September 27, 2000                             By: /s/ Sheldon A. Gold
                                               --------------------------------
                                               President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  SIGNATURE                            TITLE                         DATE
                  ---------                            -----                         ----

/s/ Marvin D. Kantor                     Chairman of the Board, Principal
--------------------                     Executive Officer and Director        September 27, 2000
Marvin D. Kantor

/s/ Harold T. Kantor                     Vice Chairman of the Board            September 27, 2000
---------------------                    and Director
Harold T. Kantor

/s/ Sheldon A. Gold                      President, Chief Financial            September 27, 2000
-------------------                      Officer and Director
Sheldon A. Gold

/s/ Reed A. Martin                       Executive Vice President, Chief       September 27, 2000
------------------                       Operating Officer and Director
Reed A. Martin

/s/ Paul H. Levine                       Director                              September 27, 2000
------------------
Paul H. Levine

/s/ Gerald M. Penn                       Director                              September 27, 2000
------------------
Gerald M. Penn

/s/ David E. Fernie                      Director                              September 27, 2000
-------------------
David E. Fernie