Form 10-Q
period 2000-03-31
WENDT BRISTOL HEALTH SERVICES CORP
filed 2000-11-17
CIK 728392

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------


      For Quarter Ended March 31, 2000     Commission file number 0-11656


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

                                 Yes [X] No [ ]

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         THE FOLLOWING CLASS IS TRADED IN THE OVER THE COUNTER MARKET AS "WMDB".

                           CLASS                OUTSTANDING AT OCTOBER 31, 2000
                           -----                -------------------------------

                  Common Stock, par value                6,069,356
                    $.01 per share

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES


                                    I N D E X


PART I                                                                PAGE NO.
------                                                                --------

Financial Statements:

      Consolidated Balance Sheets - March 31, 2000 (Unaudited)
      and December 31, 1999 (See Note 1)                                 3-4

      Consolidated Statements of Operations (Unaudited)
      Three Months Ended March 31, 2000 and 1999                          5

      Consolidated Statements of Comprehensive Income (Unaudited)
      Three Months Ended March 31, 2000 and 1999                          6

      Consolidated Statements of Cash Flow (Unaudited)
      Three Months Ended March 31, 2000 and 1999                         7-8

      Notes to Consolidated Financial Statements                         9-15

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                         16-20


PART II
-------

Other Information                                                         21
      Signatures                                                          21


Exhibits:
      Exhibit 27 EDGAR Financial Data Schedule                            22

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   AS AT MARCH 31, 2000 AND DECEMBER 31, 1999

                                     ASSETS


                                                                                        March 31                  December 31
                                                                                          2000                        1999
                                                                                  ---------------------       --------------------
                                                                                        (Unaudited)              (See Note 1)
 Current assets:
        Cash                                                                       $            11,969         $           99,558
                                                                                  ---------------------       --------------------
        Restricted cash                                                                        462,399                    460,813
                                                                                  ---------------------       --------------------

        Receivables:
             Trade, net of allowance for doubtful accounts
                   of $698,000 (March) and $638,000 (December)                               1,716,408                  1,840,160
             Notes receivable                                                                    6,175                      6,076
             Miscellaneous                                                                     268,724                    233,627
                                                                                  ---------------------       --------------------
                                                                                             1,991,307                  2,079,863
                                                                                  ---------------------       --------------------

        Inventories                                                                             15,149                     15,149
        Prepaid expenses and other                                                             175,284                    176,767
                                                                                  ---------------------       --------------------
             Total current assets                                                            2,656,108                  2,832,150
                                                                                  ---------------------       --------------------

 Property, plant and equipment, at cost                                                     13,282,525                 13,234,424
        Less: Accumulated depreciation and
             amortization                                                                   (2,597,596)                (2,414,890)
                                                                                  ---------------------       --------------------
                                                                                            10,684,929                 10,819,534
                                                                                  ---------------------       --------------------
 Investments and other assets:

        Notes and other receivables, net of current portion                                     62,452                     64,033
        Notes receivable from officers, employees and
             related parties, net of amounts payable                                           730,936                    735,107
        Life insurance premiums receivable                                                     351,295                    396,337
        Investment and related advances, net                                                 3,801,405                  3,440,171
        Excess of cost over assets of businesses
             and subsidiaries acquired, less amortization                                      144,407                    146,569
        Deferred income taxes
        Deferred charges                                                                       709,327                    719,363

        Other assets                                                                            23,627                     25,046
                                                                                  ---------------------       --------------------
             Total investments and other assets                                              5,823,449                  5,526,626
                                                                                  ---------------------       --------------------

                                                                                   $        19,164,486         $       19,178,310
                                                                                  =====================       ====================


                                   (Continued)

 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

                   AS AT MARCH 31, 2000 AND DECEMBER 31, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                        March 31                 December 31
                                                                                         2000                      1999
                                                                                  ---------------------     ---------------------
                                                                                        (Unaudited)              (See Note 1)

 Current liabilities:
        Notes payable-officer                                                      $           255,000       $           225,000
        Accounts payable                                                                     2,308,328                 1,987,196
        Accrued expenses and other liabilities:
             Salaries and wages                                                                100,967                   169,427
             Taxes, other than federal income taxes                                          1,904,162                 1,586,292
             Interest                                                                          237,329                   219,397
             Other                                                                             740,842                   704,128
        Long-term obligations classified as current                                          8,131,132                 5,881,325
                                                                                  ---------------------     ---------------------
             Total current liabilities                                                      13,677,760                10,772,765
                                                                                  ---------------------     ---------------------

 Long-term obligations, less amounts classified
        as current                                                                           6,853,039                 9,324,236
                                                                                  ---------------------     ---------------------


             Total liabilities                                                              20,530,799                20,097,001
                                                                                  ---------------------     ---------------------

 Minority interests                                                                            439,685                   433,900
                                                                                  ---------------------     ---------------------

 Stockholders' equity:
        Preferred stock: $10 stated value
             authorized: 500,000 shares
             issued: none                                                                            -                         -
        Common stock: $.01 par;
             authorized: 12,000,000 shares
             issued: 8,280,807 shares (March) and
             8,280,807 shares (December)                                                        82,808                    82,808
        Capital in excess of par                                                            10,261,735                10,261,735

        Retained earnings (deficit)                                                         (9,384,705)               (8,931,298)
                                                                                  ---------------------     ---------------------
                                                                                               959,838                 1,413,245
        Treasury stock, at cost, 2,211,451 shares (March)
             and 2,211,451 shares (December)                                                (2,765,836)               (2,765,836)
                                                                                  ---------------------     ---------------------
                  Total stockholders' equity                                                (1,805,998)               (1,352,591)
                                                                                  ---------------------     ---------------------

                                                                                   $        19,164,486       $        19,178,310
                                                                                  =====================     =====================


 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

                                                                                 Three Months Ended March 31
                                                                           ----------------------------------------------------
                                                                                     2000                           1999
                                                                           ----------------------       -----------------------
 Revenues:
        Service income                                                      $          1,355,860         $             817,356

 Costs and expenses:
        Selling, general and administrative
             expenses, net                                                             1,601,142                       981,901
        Depreciation                                                                     182,706                       163,059
                                                                           ----------------------       -----------------------
                                                                                       1,783,848                     1,144,960
                                                                           ----------------------       -----------------------

 Operating loss                                                                         (427,988)                     (327,604)
 Other income (expense):
        Minority interest in affiliates, net of tax                                       (5,787)                        4,112
        Equity in earnings (losses) of affiliates                                        186,214                       (47,545)
        Interest expense                                                                (274,707)                     (199,041)
        Other, net                                                                        91,903                       (80,527)
                                                                           ----------------------       -----------------------
                                                                                          (2,377)                     (323,001)
                                                                           ----------------------       -----------------------

 Loss before income taxes                                                               (430,365)                     (650,605)
 Income tax benefit (expense)                                                               (819)                      175,400
                                                                            ----------------------       -----------------------
 Net loss from continuing operations                                                    (431,184)                     (475,205)

 Net loss discontinued operations                                                        (22,224)                      (34,998)
                                                                           ----------------------       -----------------------
 Income (Loss) before extraordinary item and cumulative effect
  of a change in accounting principle                                                   (453,408)                     (510,203)

 Cumulative effect of a change in  accounting principle,
 net  of minority interests                                                                    -                      (304,912)
                                                                           ----------------------       -----------------------

 Net  income (loss)                                                         $           (453,408)        $            (815,115)
                                                                           ======================       =======================

 Loss per common share - basic and diluted: (Note 6)
        Income(loss) from continuing operations                             $              (0.07)        $               (0.08)
        Income(loss) from discontinued operations                                           0.00                         (0.01)
        Cumulative effect of a change in accounting principle,
        net of minority interests                                                           0.00                         (0.05)
                                                                           ----------------------       -----------------------
             Net Income(loss)                                               $              (0.07)        $               (0.14)
                                                                           ======================       =======================

 Weighted average shares outstanding:
        Basic                                                                          6,069,356                     6,056,255
                                                                           ======================       =======================
        Diluted                                                                        6,069,356                     6,056,255
                                                                           ======================       =======================

 The accompanying notes are an integral part of the financial statements.

                 THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

                                                                                             Three Months Ended March 31
                                                                                   2000                           1999
                                                                             ------------------         ---------------------

 Income (loss) before cumulative effect of
        a change in accounting principle                                 $            (453,408)          $          (510,203)


 Add:
        Unrealized gain on securities available
        for sale, net of tax                                                                 -                        24,549

 Reclassification adjustment for securities losses
        included in net loss, net of tax                                                     -                        59,160
                                                                             ------------------              ----------------


 Comprehensive income (loss) before cumulative
        effect of a change in accounting principle                                    (453,408)                     (426,494)


 Cumulative effect of a change in accounting principle,
        net of minority interest                                                             -                      (304,912)


                                                                             ------------------              ----------------
 Comprehensive income (loss)                                             $            (453,408)          $          (731,406)
                                                                             ==================              ================


    The accompanying notes are an integral part of the financial statements

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED MARCH 31 2000 AND 1999

                                   (UNAUDITED)

                                                                                          Three months ended March 31
                                                                           -------------------------------------------------------
                                                                                        2000                         1999
                                                                           --------------------------  ---------------------------

 Cash flows from operating activities:
     Net loss                                                               $               (453,408)   $                (815,115)
                                                                           --------------------------  ---------------------------
     Adjustments required to reconcile net income
       to net cash provided by operating activities:
          (Income) loss from discontinued operations                                          22,224                       34,998
          Amortization, depreciation and other, net                                          184,868                      166,695
          Provision for losses on notes and accounts receivable                               37,825                        4,234
          Provision for deferred income taxes                                                      -                     (175,400)
          (Gain) loss on disposition of assets                                               (65,724)                      89,560
          Minority interest in earnings (losses) of consolidated affiliates                    5,785                       (4,112)
          Equity in net losses (earnings) of unconsolidated affiliates                      (186,214)                      47,545
          Changes in assets and liabilities:
            Receivables                                                                       39,330                      566,598
            Merchandise inventories                                                                -                        6,822
            Prepaid expenses and other current assets                                          1,483                        7,226
            Accounts payable                                                                 321,132                        2,768
            Accrued expenses and other liabilities                                           304,056                      297,029
            Deferred charges and other                                                        11,456                     (134,766)
                                                                           --------------------------  ---------------------------
     Total adjustments                                                                       676,221                      909,197

 Net cash provided by (utilized in) continuing operations                                    169,659                      183,398

 Net cash provided by (utilized in) discontinued operations                                   53,154                      (89,316)

                                                                           --------------------------  ---------------------------
            Net cash provided by operating activities                                        222,813                       94,082
                                                                           --------------------------  ---------------------------

 Cash flows from investing activities:
     Proceeds from the sale of assets                                                         65,724                       89,748
     Decrease in notes receivable                                                              1,482                       75,002
     Investment and advances to affiliates                                                  (185,744)                  (1,152,484)
     (Increase) decrease in receivable due from related parties
       and former affiliates, net                                                             49,213                      265,387
     Utilization of or (deposit to) restricted cash                                           (1,586)                      32,951
     Capital expenditures                                                                    (48,102)                     (70,090)
                                                                           --------------------------  ---------------------------
 Net cash used in investing activities                                                      (119,013)                    (759,486)
                                                                           --------------------------  ---------------------------

 Cash flows from financing activities:
     Treasury stock purchased                                                                      -                      (24,592)
     Proceeds from officer loan                                                               50,000                      105,000
     Principal payments of officer loan                                                      (20,000)                     (30,000)
     Principal payments of long-term obligations                                            (310,240)                     (57,481)
     Proceeds from long-term obligations                                                      88,850                      100,000
                                                                           --------------------------  ---------------------------
 Net cash provided by (used in) financing activities                                        (191,390)                      92,927
                                                                           --------------------------  ---------------------------

 Net decrease in cash                                                                        (87,590)                    (572,477)

 Cash at beginning of period                                                                  99,558                      575,749
                                                                           --------------------------  ---------------------------
 Cash at end of period                                                      $                 11,968    $                   3,272
                                                                           ==========================  ===========================


                                   (Continued)

 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                FOR THE THREE MONTHS ENDED MARCH 31 2000 AND 1999

                           (UNAUDITED)





                                                                                        Three months ended March 31,
                                                                           -------------------------------------------------------
                                                                                        2000                         1999
                                                                           --------------------------  ---------------------------
 Cash paid during the three months for:
     Interest, net of interest income                                      $                 231,755   $                  190,919
     Income taxes                                                          $                       -   $                        -

 Supplemental disclosures of noncash
 investing and financing activity:

     A subsidiary and a partnership, of which the subsidiary is the managing general partner, purchased equipment which was
     financed by entering into installment finance agreements.
       Increase in equipment cost, net                                      $                           $                  73,461
       Increase in long-term obligations                                                           -                      (73,461)











 The accompanying notes are an integral part of the financial statements.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                 ----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  MANAGEMENT'S REPRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal adjustments, cumulative effect of change in accounting principle re start-up costs and recurring accruals) necessary to present fairly The Wendt-Bristol Health Services Corporation ("Wendt-Bristol" or "Company") and subsidiaries consolidated financial position as at March 31, 2000 and December 31, 1999 and the consolidated results of its operations for the three months ended March 31, 2000 and 1999 as well as the cash flows for the respective three months. The results of operations for any interim period are not necessarily indicative of results for the full year. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THE WENDT-BRISTOL ANNUAL REPORT FILED AS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, WHICH IS HEREBY INCORPORATED BY REFERENCE. REFERENCE SHOULD ALSO BE MADE TO THE NOTE CONCERNING THE INDEPENDENT AUDITORS "GOING CONCERN" AND RECLASSIFICATIONS OPINION, WHEN ISSUED, CONTAINED THEREIN.

         As a result of the Company's inability to pay its outside auditors the balance of prior year audit fees, the financial statements included in this report have not been reviewed as required by Rule 10-01(d). A mutually acceptable payment schedule has been negotiated and payments are being made.

2.  FINANCIAL STATEMENTS RESTATEMENT AND RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to current year classifications, including the reclassification to "Discontinued Operations" of the results of operations of the nursing home segment.

         In addition, the 1999 continuing operations Federal income tax benefit ($216,000) and the Federal income tax benefit attributable to the cumulative effect of writing off start-up costs ($121,000) were reversed and offset by the reversal of the Deferred tax liability ($175,400) in order to conform with the determination presented in the Company's Form 10-K at December 31, 1999.


(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                 ----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

3.  WRITE-OFF OF START-UP COSTS

         On April 3, 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-up Activities" which states that the costs of start-up activities, including organization costs, should be expensed as incurred. Implementation of SOP 98-5 is required for financial statements issued for fiscal years beginning after December 15, 1998 as of January 1, 1999. The cumulative effect of the adoption of SOP 98-5 was a charge to earnings of $304,912 (including minority interests) for the quarter ended March 31, 1999.

4.  INCOME TAXES

         Federal, state and local taxes are summarized as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                          2000             1999
                                                          ----             ----
         Federal taxes:
           Current expense (benefit)                  $     --        $      --
            Deferred expense (benefit)                      --         (175,400)

         State and local taxes:
           Current expense                                  819
                                                       ------------   ----------
         Total expense (benefit)                      $     819       $(175,400)
                                                       ============   ==========

         Reference is made to Note 2 herein.

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

(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                 ----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


5.  EARNINGS PER SHARE (CONTINUED)

                                                        Three Months Ended
                                                              March 31,
                                                         2000          1999
                                                         ----          ----
Income (loss) from continuing operations            $  (431,184)   $  (475,205)

Income (loss) from discontinued operations              (22,224)       (34,998)

Cumulative effect of a change in
    accounting principle                                   --         (304,912)
                                                    -----------    -----------

Income (loss) available to common stockholders
  and assumed conversions                           $  (453,408)   $ (815,115)
                                                    ===========    ===========

Shares:

Weighted average shares (basic)                       6,069,356     6,056,255
  Effect of dilutive securities
         Options                                           --            --
         Warrants                                          --            --
         Convertible Debt                                  --            --
                                                    -----------    ----------
Diluted weighted average shares                       6,069,356(1)  6,056,255(1)
                                                    ===========    ==========

Income (loss) per common share-basic and diluted:
    Income (loss) from continuing operations        $      (.07)   $     (.08)

    Income (loss) from discontinued operations                           (.01)

    Cumulative effect of a change in
    accounting principle                                   --            (.05)
                                                    -----------    ----------

    Net income (loss)                               $      (.07)   $     (.14)
                                                    ===========    ==========

     (1) At March 31, 2000 and 1999 all potential common stock options, warrants, and options associated with convertible debt were excluded because they have expired or their exercise would be anti-dilutive due to the net loss.

(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                 ----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

6.  UNCONSOLIDATED AFFILIATES/MINORITY INTEREST

Unaudited financial information of the affiliates which are accounted for by the equity method is summarized below:
COMBINED BALANCE SHEETS

                                             March 31, 2000    December 31, 1999
                                           ----------------    -----------------
Current assets                             $      2,648,707    $      2,364,919
Property, plant and equipment
  net of accumulated depreciation                 6,428,513           6,636,526
Other non-current assets                            315,839             264,201
                                           ----------------    ----------------
Total assets                               $      9,393,059    $      9,265,646
                                           ================    ================

Liabilities                                $      8,803,817    $      8,725,655
Equity                                              589,242             539,991
                                           ----------------     ---------------
Total Liabilities and equity               $      9,393,059    $      9,265,646
                                           ================    ================

COMBINED STATEMENTS OF OPERATIONS


                                              Three Months Ended March 31,
                                                  2000                 1999
                                                  ----                 ----
Service Revenues                          $      2,180,664     $     1,914,512
Operating income (loss)                   $         50,842     $      (273,678)
Income (loss) before cumulative effect
 of a change in accounting principle      $         49,250     $      (472,832)
Cumulative effect of a change in
  accounting principle                    $            --      $      (427,516)
Net Income (loss)....@100%                $         49,250     $      (900,348)

As a result of the limited liability companies being taxed as partnerships for Federal income tax purposes, there is no tax provided for earnings. See Note 4. Income Taxes.

7.  MARKETABLE SECURITIES

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. At the beginning of the 1999 quarter, marketable securities were classified as available-for-sale and were carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity. During the 1999 quarter the securities were sold and the realized loss of approximately $90,000 is included in the caption Other income (expense) in the Consolidated Statements of Operations. There have been no marketable securities held in the year 2000.

(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                 ----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

8.  NEW ACCOUNTING PRONOUNCEMENTS

         Effective for fiscal years beginning after June 15, 2000, FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, requires the recording of deferred gains or losses on foreign currency hedge transactions for the effective portion of the cash flow hedge as a component of comprehensive income and reclassifies into earnings in the same period as the hedged forecasted transactions affects earnings. At March 31, 2000 the Company has deferred approximately $542,000 of losses on the foreign currency hedges .

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ('SAB") No. 101, "Revenue Recognition in Financial Statements." The guidelines in SAB 101 must be adopted during the fourth quarter of fiscal 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management has not completed its evaluation of the effects, if any, that SAB 101 will have on its income statement presentation, operating results, or financial position.

9.  LONG-TERM DEBT RECLASSIFICATION TO CURRENT

         Reference should be made to Note 7 in the Company's Form 10-K for the year ended December 31, 1999 concerning the re-classification of certain long-term debt to current installments. In addition to those items, at March 31, 2000, the Company has also re-classified the debt of an equipment lender ($177,500) to current as a result of the receipt of notices of default. A notice was received, by a Subsidiary, in September 2000 from its bank concerning a default on the mortgages on two facilities acquired from non- consolidated affiliates for failure of borrower to pay the scheduled payments when due. The total due under the obligations at the time of the notice was $2,581,300; the Company has reclassified the entire balance of March 31, 2000 ($2,603,200) as current. Management is currently addressing alternate payment schedules and other possible remedies to the defaults and remains cautiously optimistic of the outcome.

10.  EQUITY IN AFFILIATES

         Reference should be made to Notes 6 and 11I in the Company's Form 10-K for the year ended December 31, 1999 concerning the forgiveness of debt ($1,745,000) of an unconsolidated entity. During the quarter ended March 31, 2000, approximately $330,000 additional advances occurred in order to sustain the entity

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                 ----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

10.  EQUITY IN AFFILIATES (CONTINUED)

         during the transition period of restructuring and/or disposing of the business. Management will further review its estimate of the collectibility of the advances upon completion of the December 31, 2000 annual results to be included in its Form 10-K since the outcome will be more readily determinable based upon potential transactions currently under consideration.

11.  LEGAL PROCEEDINGS

         (a) On August 17, 2000, a group of individuals alleging ownership of 1,820,987 shares of common stock of the Company filed a
                  Schedule 13D with the Securities and Exchange Commission indicating an intention to elect a slate of directors which they intend to nominate. No slate has, as of yet, been proposed by such parties. On August 30, 2000 the Company filed a Complaint for Declaratory Injunctive and Other Relief in the United States District Court for the Southern District of Ohio, Eastern Division, Civil Action No. 200-996 against the parties to the 13D, alleging, among other things (i) the intentional and fraudulent omission of required information rendering the 13D statement invalid and unenforceable and asking for a declaratory judgment and injunctive relief and
                  (ii) breach of fiduciary duty by defendants Clemente Del Ponte, a past director, and McBridge Advisory Ltd., an affiliate of Del Ponte, by disclosing confidential and proprietary financial and other information to third parties, resulting in monetary damage to the Company.

                  In November 2000, the parties agreed to a settlement whereby all litigation would be dismissed without prejudice and the schedule 13D('s) would be re-filed to indicate such shareholders are currently holding shares for investment purposes only.

         (b) As a result of a class-action suit brought against one of the Company's equipment and maintenance vendors (by third parties), a tentative settlement has been proposed. The Company has not estimated its portion of the proposed settlement (approximately $20 million total to all customers); the proposed settlement is related to previously paid maintenance expenses ($2,000,000 paid over an 8 year period by the Company and affiliates). Such amount, when resolved, might result in either a credit against its open accounts payable or a credit toward future purchases, but no cash to be issued by the Vendor. Due to the uncertainty, the Company has NOT --- recorded the proposed settlement.

(Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                 ----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


11.  LEGAL PROCEEDINGS (CONTINUED)

         (c) A lawsuit was filed in the Court of Common Pleas, Franklin County, Ohio (Case no. 00CVH098642) on September 26, 2000, captioned Siemens Financial Services, Inc., f/k/a Siemens Credit Corporation v. Wendt-Bristol Health Services Corporation (and other named affiliates).

                  Reference is hereby made to "Threatened Litigation" included in Item 3 of the Company's Form 10-K for the year ended December 31, 1999 concerning Siemens Financial Services, Inc.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                 ----------------------------------------------

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

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                 ----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

         pressure on revenue. Additionally, the Company's expansion, through a minority interest in radiation oncology business, proved to be costly both from a cash and profitability perspective. The radiation oncology business has been comprised of two centers. One of the centers ceased operations June 30, 2000 and the company intends to utilize those premises as its new corporate offices; the other center, which is adjacent to a hospital, is currently under review for possible sale or "turn-key" lease.

         The Company, through a subsidiary, opened in June 1999 it's Women's Health Center on Kenny Road. This 7,500 square foot center focuses on women's health and imaging services and includes an outpatient surgical suite for breast surgery expected to open in fourth quarter 2000. Management believes that the new centers, including the Fall 2000 opening of a Cyclotron center, with a partner, (providing timely isotopes for the PET) should produce increased revenues that lead to an increase in operating earnings.

         The company sold its remaining nursing home on November 30, 1999.

         Management has considered the need for a valuation (addressing the potential realizability), related to the deferred tax assets. As noted herein the Company has incurred significant losses and negative cash flow. As a significant portion of the deferred tax asset relates to net operating loss carryforwards, a valuation allowance was recorded in 1999 as the realization of the deferred tax assets were not assessed as more likely than not. Additionally, management believes that the deferred tax liabilities will be recognized and offset by the existing deferred tax assets prior to the expiration of the net operating loss carryforwards in 2014.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is also actively pursuing additional equity financing through discussions with potential business affiliations, vendors and/or customers possessing related technological and/or marketing capabilities that can help it develop the new markets for its currently available technology as well as its new cyclotron venture, with a partner, which opened in the Fall of 2000.

         Working capital decreased approximately $3,081,000 from a deficit of $7,941,000 at December 31, 1999 to a deficit of $11,022,000 at March 31, 2000. Current assets decreased approximately $176,000 due mostly from decreases in cash ($88,000), and accounts receivable trade ($124,000) offset by miscellaneous receivable
 (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                 ----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

         increases ($36,000). Current liabilities increased approximately ($2,905,000), due primarily to increases in long-term debt ($2,250,000), (see Note 2.), accounts payable ($321,000), taxes, other than federal income taxes ($318,000) and other accrued liabilities ($16,000). Such increases were a result of the expansion of facilities, operating losses and the funding of the radiation oncology business which is currently under review. Reference should be made to the discussion in the first paragraph herein concerning the radiation oncology business.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity remains poor with a working capital deficit of $11,022,000 at March 31, 2000. In order to address its liquidity needs during the year 2000, the Company has undertaken a program to achieve a strategic alliance with a major healthcare provider that would combine utilization of its current facilities as well as achieve a customer relationship for its new Cyclotron venture open in the Fall of 2000 (with a partner currently in the business, but not in Central Ohio). Additionally, the Company is exploring financing packages that would, along with the cooperation or repayment of current bond holders, provide working capital funds through the utilization of accounts receivable as collateral. Separately, the Company is considering the possible sale of certain centers including a "turn-key" sale or lease of its remaining radiation oncology facility. Although the Company is working to achieve one or more of the aforementioned transactions in the near future, there can be no assurance of the success of any of the possible transactions.

         Cash decreased approximately $86,000 during the quarter ended March 31, 2000. Cash flow used in investing activities was approximately $119,000 as compared to approximately $760,000 provided in the previous year. Significant utilization occurred in advances to affiliates, net (186,000), and capital expenditures ($48,000), offset by reductions in amounts due from related parties and former affiliates ($49,000) and proceeds from the disposition of mortgage interest rate hedge ($66,000). Net cash of approximately $191,000 was used in financing activities. This was achieved primarily through principal payments on long-term borrowings ($330,000), offset by proceeds in long-term borrowings ($139,000). There was net cash provided by operating activities of approximately ($223,000). The net loss of approximately $453,000 including discontinued operations of ($53,000) was offset primarily by amortization and depreciation ($185,000) and increases to accounts payable ($321,000) and accrued expenses ($304,000) and other items totaling ($118,000), offset by earnings of unconsolidated affiliates ($186,000) and proceeds from the disposition of mortgage interest rate hedge ($66,000).

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                 ----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         As a result of the June 30, 2000 closing of the radiation oncology center operated in the same building as the Diagnostic business which includes PET technology, the Company plans to vacate and move its corporate offices to such center in the fourth quarter of 2000.

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

YEAR 2000

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

         The Company's payroll system is currently not Year 2000 compliant. Payroll is currently being processed by its previously existing software until such time as the payroll system associated to its other new software can be implemented (expected to be January 1, 2001). No problems have occured as a result of this continuation of the existing software.

RESULTS OF OPERATIONS 2000 - 1999

         It should be noted that the following analysis reflects the discontinuation of the nursing home operations.

         Service revenues increased $539,000 or 66%, from the comparable period in 1999. The service revenues increase is due mostly to: the opening of two new diagnostic centers during the prior year, (1998); opening of the Women's Health Center in June 1999; and increases to equipment at the existing centers.

         (Continued)

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                 ----------------------------------------------

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS  2000 - 1999 (CONTINUED)

         Equity in earnings (losses) of affiliates increased from a loss of $(47,500) in 1999 to a profit of $186,200 in 2000 primarily as a result of the pro rata results related to increased revenues ($332,200) attributable to additional modalities and procedures performed; decreases in depreciation ($49,700) and interest expense ($70,400) offset by an increase in rent expense ($71,600), each attributable to sales of the respective buildings to a consolidated subsidiary; decreased selling, general and administrative expenses ($81,300) attributable to cost control measures and the absence of the 1999 write-off of start-up costs ($427,500) which represented a change in accounting principle.

         Other income increased from a loss of $(80,500) in 1999 to a profit of $91,900 in 2000 primarily attributable to the 1999 loss on sale of marketable securities ($83,700) and the gain on the disposition of the mortgage interest rate hedge in 2000 ($66,000).

         Selling, general and administrative expenses increased approximately $616,000 or 63% for the quarter ended March 31, 2000 from the comparable period in 1999. The increase is mostly due to increases in expenses of the new Granville and Jasonway diagnostic centers, the new Women's Center. Selling, general and administrative expenses at the new centers contribute heavily to the costs during their initial period of market development. Such costs have had a significant impact to the consolidated results. However, management anticipates each of the centers, upon reaching its operating goals, to contribute profits to the company's results of operations.

         Interest expense for the quarter ended March 31, 2000 increased approximately $76,000 or 38% as compared to the same period a year ago. The increase is mostly due to the debt from the mortgages on two facilities acquired from non-consolidated affiliates and the interest expense on additional equipment at the new diagnostic centers.

                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                  ---------------------------------------------
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                 ----------------------------------------------

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


                  THE WENDT-BRISTOL HEALTH SERVICES CORPORATION
                                  (Registrant)


         November 17, 2000         By:   /S/ MARVIN D. KANTOR
                                         --------------------
                                         Marvin D. Kantor
                                         Chairman and CEO
                                         (Principal Executive Officer)



         November 17, 2000         By:   /S/ SHELDON A. GOLD
                                         -------------------
                                         Sheldon A. Gold
                                         President
                                         (Principal Financial and
                                         Accounting Officer)